Form 10QSB
period 1996-12-31
INTERNATIONAL BASIC RESOURCES INC
filed 1997-02-12
CIK 38483

                                 FORM 10-QSB

           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO
                     THE 1934 ACT REPORTING REQUIREMENTS

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549.

      (Quarterly Report for the fiscal quarter ended December 31, 1996)

                         Commission File No. 1-6110

                     INTERNATIONAL BASIC RESOURCES, INC.
                     -----------------------------------
           (Exact name of registrant as specified in its charter)

                IDAHO                                   82-0291307
                -----                                   ----------
     (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)               Identification No.)


               109 E. College Avenue
                  Tallahassee, FL                         32301
                  ---------------                         -----
                     (address)*                         (zip code)*

               Telephone Number:* 904-222-9925

     Securities registered under Section 12(b) of the Exchange Act:

                                    None
                                    ----
     Securities registered under Section 12(g) of the Exchange Act:

                  Common shares, par value $0.10 per share
                  ----------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Number of outstanding and subscribed shares:

          Class                          Outstanding and Subscribed
          -----                          as of December 31, 1996
                                         -----------------------
Common Shares, with par
value of $0.10 per share                         55,958,927

*The Company is in the process of relocating its principal executive offices from the address of its former President, and is therefore temporarily without principal executive offices. In the interim period, inquiries may be forwarded to the address and telephone number provided herein

                                   PART I

                            FINANCIAL INFORMATION

 Item 1: FINANCIAL STATEMENTS

      a) Financial Statements of Registrant

      INDEX
      -----

      Accountants' Report

      Consolidated Balance Sheet (Unaudited) as of December 31, 1996
       and June 30, 1996

      Consolidated Statement of Operations and retained earnings
       (Unaudited) for the three and six months ended December 31, 1996 and 1995

      Consolidated Statement of Cash Flows (Unaudited) for the six months ended December 31, 1996 and 1995

      Notes to Consolidated Financial Statements
       (Unaudited)

The consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended June 30, 1996.

The consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                     INTERNATIONAL BASIC RESOURCES, INC.

                         CONSOLIDATED BALANCE SHEET
                     December 31, 1996 and June 30, 1996


                                   ASSETS

                                                                              (Unaudited)
                                                                                Dec. 31,                    June 30,
                                                                                 1996                         1996
                                                                              ----------                   ----------
         CURRENT ASSETS
          Cash                                                                $      876                   $   38,173
          Pipeline revenue receivable                                                                           7,421
          Payroll advances                                                         8,000
                                                                              ----------
           Total current assets                                                    8,876                       45,594
                                                                              ----------                   ----------

         PROPERTY AND EQUIPMENT
          Mining property                                                        250,430                      250,430
                                                                              ----------                   ----------

         OTHER ASSETS
          Land, purchase rights and
           related capitalized costs                                           5,652,216                    5,129,384
          Investment in unconsolidated
           companies                                                              10,000                       10,000
                                                                              ----------                   ----------
                                                                               5,662,216                    5,139,384
                                                                              ----------                   ----------

                                                                              $5,921,522                   $5,435,408
                                                                              ==========                   ==========





   See accompanying notes to consolidated financial statements (unaudited)

                     INTERNATIONAL BASIC RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                     December 31, 1996 and June 30, 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   (Unaudited)
                                                                                    Dec. 31,          June 30,
                                                                                      1996              1996
                                                                                   -----------          ----
       CURRENT LIABILITIES
         Current                                                                   $ 1,843,342     $1,131,074
         Accounts payable                                                              102,668         74,446
         Accrued payroll and related taxes                                             113,838         47,405
         Override royalty and interest payable                                          13,325         13,325
                                                                                   -----------         ------

           Total Current Liabilities                                                 2,073,173      1,266,250
                                                                                   -----------      ---------

       LONG-TERM DEBT                                                                  123,500        370,500
                                                                                   -----------        -------

       MINORITY INTEREST IN SUBSIDIARY                                                 284,183        284,183
                                                                                   -----------        -------

       STOCKHOLDERS' EQUITY
        Common stock, $.10 par value, 50,000,000
         shares authorized, 55,958,927 issued and
         subscribed at December 31, 1996 and
         55,169,007 issued and subscribed at
         June 30, 1996                                                               5,595,893      5,516,900
        Additional paid in capital                                                   2,426,394      2,110,427

        Less shares of common stock held in
         Treasury-at cost; 8,000 shares for
         1996                                                                           (2,895)        (2,895)
                                                                                   -----------        -------
                                                                                   $ 8,019,392      7,624,432
                                                                                   -----------      ---------

        Retained earnings:
         Accumulated from operations prior to
         development stage                                                          (3,191,265)    (3,191,265)
         Accumulated during the development stage                                   (1,387,461)      (918,692)
                                                                                   -----------      ---------
                                                                                    (4,578,726)    (4,109,957)
                                                                                   -----------    -----------

           Total stockholders' equity                                                3,440,666      3,514,475
                                                                                   -----------      ---------

                                                                                   $ 5,921,522     $5,435,408
                                                                                   ===========     ==========





   See accompanying notes to consolidated financial statements (unaudited)

                     INTERNATIONAL BASIC RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    DECEMBER  31,                      DECEMBER 31,
                                               1996              1995            1996             1995
                                             ---------         ---------       ---------        ---------

    REVENUES                                 $       0         $       0       $       0        $       0
                                             ---------         ---------       ---------        ---------
    EXPENSES
      Real estate acquisition
       overhead & administrative
       expenses                                124,568            75,450         150,707          112,357
      Legal and accounting                      65,087             6,507         130,190           39,800
      Office salaries                           52,450            12,000         133,450           24,000
      Office expenses                                              2,879          15,632            6,113
      Travel                                    20,771               219          26,739              507
      Rent - Office                                                1,830           1,830            3,660
      Printing                                                                     1,002
      Payroll taxes                                                                2,927
      Dues and fees                                                                  661
      Insurance                                                      550           5,031            3,088
                                             ---------         ---------       ---------        ---------
      Development Stage Loss -
       Pre-operating

                                              (262,876)          (99,435)       (468,169)        (189,525)
                                             ---------         ---------       ---------        ---------

    OTHER INCOME (EXPENSE)
      Minority interest in
       subsidiary net loss                                         1,400                            2,877
                                             ---------         ---------       ---------        ---------

    INCOME (LOSS) FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES                      (262,876)          (98,035)       (468,169)        (186,648)

    PROVISION (CREDIT) FOR
     INCOME TAXES
                                             ---------         ---------       ---------        ---------

    INCOME (LOSS) FROM
     CONTINUING OPERATIONS                    (262,876)          (93,035)       (468,169)        (186,648)

    DISCONTINUED OPERATIONS
     (NOTE 1)
     Loss from discontinued oil
      & gas operations                                            (2,950)           (600)          (6,289)
                                             ---------         ---------       ---------        ---------

    NET INCOME (LOSS)                        $(262,876)        $(100,985)       (468,769)        (192,937)
                                             =========         =========       =========        =========

    INCOME (LOSS) FROM
     CONTINUING OPERATIONS
     PER SHARE                               $     NIL         $     NIL       $     NIL        $     NIL
                                             =========         =========       =========        =========

    NET INCOME (LOSS) PER
     SHARE                                   $     NIL         $     NIL       $     NIL        $     NIL
                                             =========         =========       =========        =========


See accompanying notes to consolidated financial statements (unaudited)

                     INTERNATIONAL BASIC RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                           December 31,
                                                                                1996                         1995
                                                                                ----                         ----
  OPERATING ACTIVITIES:
    Net income (loss)                                                        $(468,769)                   $(192,937)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Depreciation, amortization & depletion                                                                  3,029
      Minority interest in current operations of
       subsidiary                                                                                            (2,877)
      Abandoned project costs                                                                                45,000
      Net changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                (579)                       2,862
        Increase (decrease) in accounts payable
         and accrued expenses                                                   94,655                       18,961
                                                                             ---------                    ---------
           Net cash provided (used) by
            operating activities                                              (374,693)                    (125,962)
                                                                             ---------                    ---------
  INVESTING ACTIVITIES:
    Pre-development capitalized costs                                         (522,832)                    (443,093)
                                                                             ---------                    ---------
           Net cash provided (used) for
            investing activities                                              (522,832)                    (443,093)
                                                                             ---------                    ---------
  FINANCING ACTIVITIES:
    Additions to debt:
      Short-term                                                               465,268                      235,450
      Proceeds from stock subscribed                                           394,960                      335,000
                                                                             ---------                    ---------
           Net cash provided (used) by
            financing activities                                               860,228                      570,450
                                                                             ---------                    ---------
  INCREASE (DECREASE) IN CASH                                                  (37,297)                      10,395

  CASH AT BEGINNING OF PERIOD                                                   38,173                        1,616
                                                                             ---------                    ---------
  CASH AT END OF PERIOD                                                      $     876                    $   3,011
                                                                             =========                    =========





   See accompanying notes to consolidated financial statements (unaudited)

                     INTERNATIONAL BASIC RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                                               Dec. 31,                     Dec. 31,
                                                                                 1996                         1995
                                                                               --------                     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                                     $   -0-                      $   -0-
  Income taxes                                                                     -0-                          -0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year ended June 30, 1995 the Company issued 205,373 shares to retire $200,000 in advance payable to Doggart Trading, Ltd. and to pay $5,373 in accrued interest at $1.00 per share. The Company also subscribed 1,225,300 shares to retire $1,225,300 in advances from Doggart Trading, Ltd. related to Mexico real estate development costs.

In fiscal year ended June 30, 1995 the Company issued 3,000,000 shares of its stock at $.67 per share in settlement of the acquisition price of $2,000,000 for the purchase rights to the Los Bucaneros property.

During the quarter ended December 31, 1996, the Company subscribed 789,920 shares to retire $394,960 in advances from Doggart Trading, Ltd., at $.50 per share.





   See accompanying notes to consolidated financial statements (unaudited)

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Organization: The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc. and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the Company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996 the Company acquired land holdings, oil and gas leases, and a pipeline gathering facility. In April 1994, the Company decided to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May 1996, the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale, the Company had no operations and was focusing solely on real estate development. The Company considers itself to be a development stage enterprise and considers inception of this development stage to be April,1994, when it began its current real estate and development activities.

     Principles of Consolidation: The consolidated statements include the accounts of International Basic Resources, Inc. and subsidiaries (Carson Industries Corporation, Texas NGPP, Inc., Langer Holdings, Ltd.,, and Playas Palmeras, S.A.). All significant intercompany accounts and transactions are eliminated.

     Net Income Per Share: Earnings per share is computed using the weighted average number of common shares outstanding during each period.
     Outstanding common stock equivalents, consisting of shares under option and outstanding warrants, do not have a significant dilutive effect on earnings per share. Any shares subscribed but unissued at year end are included in the weighted average number of shares outstanding for purposes of computing earnings per share.

     Development Stage Activities of Real Estate Segment: As discussed in
     Note 2, the Company's stock ownership changed significantly during March, 1994. Since April, 1994, the Company has been in the development stage related to its real estate acquisition and development activities through its wholly owned subsidiary Langer holdings, Ltd. Operations related to real estate activities in the development stage are as follows:

     The Company has undertaken acquisition and development of the Playas Palmeras Bucaneros Properties discussed in Note 2. The Company also incurred pre-development costs associated with certain properties in the Yucatan and Campeche area of Mexico it intended to jointly develop with DSC, S.A. de C.V. (DSC) during 1995. During 1996 these projects were abandoned and the related capitalized pre-development costs of $303,514 were expensed.

     On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to build and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico.

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     In May 1996, the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to this sale the Company had no operations and focused solely on the real estate development. The Company considers itself to be development stage enterprise and considers the inception of this development stage to be April, 1994, when it began its current real estate and development activities.

     Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

     Use of Estimates in the preparation of Financial Statement Amounts: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.   LAND HELD FOR DEVELOPMENT AND RESALE

     During March, 1994, the Company entered into an acquisition agreement with Doggart Trading, LTD, a Grand Cayman, B.W.I. Corporation (Doggart) to acquire its 100% interest in Langer Holdings, LTD. (Langer) and Langer's 99% owned subsidiary Playas Palmeras, S.A. (Playas) in exchange for 33,000,000 common shares of the Company being issued to the shareholders of Doggart. The agreement also includes a commitment to issue an additional 4,000,000 shares of the Company when the board of directors approves an increase in the authorized shares of the Company in an equal or greater amount. In June, 1996, the authorized shares were increased and the additional 4,000,000 were issued.

     Playas is a Mexican corporation which owns fee simple title to two parcels of land situated within the Municipality of Champoton, State of Campeche, Yucatan Peninsula, Mexico. The Company acquired directly the additional 1% interest in Playas at the date of closing. The property held by Playas is described as approximately 8.5 miles of unimproved beach property located along the Gulf of Mexico.

     The Company's obligation, under its acquisition agreement with Doggart, to issue 33,000,000 shares, as above referenced, was conditioned upon the obligation of Doggart to obtain and furnish to the Company an appraisal of the property indicating appraised value of no less than $10,000,000 U.S. Since the transaction resulted in the shareholders of the transferor (Doggart) receiving approximately 71% of the shares of the Company as consideration, the transaction is considered to be a reverse acquisition. Accordingly, the Playas land is valued at the transferor's cost, which at June 30, 1994 was $80,321.

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


2.   LAND HELD FOR DEVELOPMENT AND RESALE (continued)

     During May 1995 the Company purchased the acquisition right to approximately 3.5 miles of contiguous unimproved beach property known as Los Bucaneros. The Company assumed the seller's underlying debt of $1,050,000 and issued 3,000,000 shares of stock at $.67 per share of a total acquisition price of $3,050,000. During May, 1995, $50,000 was paid by the Company for the matured portion of the note payable assumed. The balance of $1,000,QOO is payable on May 27, 1997.

     On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to develop and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico. The acquisition price was $854,000 which the Company agreed to pay with subscribed shares of stock for $360,000 at $.50 per share and an obligation to pay the balance of $494,000 in cash or with shares at the option of the sellers. The sellers exercised their right to receive cash and have agreed to be paid in twelve equal principal installments starting April 1, 1997 plus interest at 8% (Note 5).

3.   MINING PROPERTY

     The mining property consists of:

     a) A contiguous group of twenty-one (21) unpatented mining claims situated in the St. Joe Mining District, Shoshone County, Idaho;

     (b) A multi-year leasehold interest on three Daddy Lode claims and ownership of three Mother Lode patented mining claims situated in the Summit mining District, Shoshone County, State of Idaho, together with fee ownership of fifty-five (55) unpatented mining claims contiguous to the Company for purported gold potential. In May 1989, the Company executed a lease/joint venture contract with Newmont Exploration Company for the entire Mother Lode and Daddy Lode group of patented and unpatented mining claims in Shoshone County, Idaho. Newmont subsequently reassigned all the Mother Lode and Daddy Lode group properties to IBR. IBR started to develop the vein found by Newmont in June 1990 by contracting General Mine Services Corp. to work an this property. Work has been suspended on this property until additional funding for development can be obtained.

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

4.   CURRENT AND LONG-TERM DEBT

     Current and long-term debt of the Company consist Of the following:

                                                      December 31,              June 30,
                                                          1996                   1996
                                                          ----                   ----
         Deed of trust payable to Granjas Los
         Bucaneros to complete the acquisition
         of 3.5 miles of Beach-front property
         which is adjacent to the Company's
         property known as Playas Palmeras
         (Note 2). The balance is due
         May 24, 1997. If the Company does
         not make this payment it may lose its
         rights to acquire and develop this
         property and would realize a reduction
         of shareholder equity of approximately
         $2,000,000.                                  $1,000,000             $1,000,000


         Note payable to the sellers of 55% of the
         shares of Ensenada Nautico Turistica, S.A.
         de D.V. (Note 2). This note is payable in
         twelve equal principal payments starting
         April 1, 1997 plus interest at 8%. If the
         Company does not make these payments it
         would be in default on the stock purchase
         agreement that allowed it to acquire the
         concession rights in Ensenada.  If the
         Ensenada concessions were terminated the
         Company would realize a reduction of
         shareholders, equity of approx-imately
         $1,293,000.                                     494,000                494,000

         Advances received from Potomac Corporation      472,842
         Other Advances Payable                                                   7,574
                                                      ----------             ----------
                                                       1,966,842              1,501,574
         Less Current Portion                          1,843,342              1,131,074
                                                      ----------             ----------

         Long-term Debt                               $  123,500             $  370,500
                                                      ==========             ==========

All long-term debt becomes current during the year ended June 30, 1997.

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




5.   RELATED PARTY TRANSACTIONS

     As discussed in Note 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December, 1994. During September 1994, Doggart agreed to convert this debt of the Company into common shares at $1 per share. During the year ended June 30,, 1995 Doggart advanced an additional $1,390,300. Stock has been issued totalling 205,373 shares to retire $200,000 of advances plus accrued interest of $5,373. During the year ended June 30, 1996 additional shares totalling 1,225,300 and 774,700 have been issued at $1.00 per share to retire $2,000,000 in advances. At June 30, 1996 shares totalling 235,286 have been subscribed at $1.00 per share to retire an additional $235,286 in advances.

6.   INCOME TAX

     The Company does not file a consolidated income tax return. Each corporation in the group files a separate return. Thus the tax benefits from net operating loss and general business credit carryovers are limited to the separate returns of the respective corporations.

     The components of the provision (benefit) for income taxes are as follows:

                                                          December 31,   June 30,
                                                             1996          1996
                                                           --------      --------
         Current
          Federal                                          $    -0-      $    -0-
          State                                                 -0-           -0-
                                                           --------      --------
         Total current provision                                -0-           -0-
                                                           --------      --------

         Deferred
          Federal                                               -0-           -0-
          State                                                 -0-           -0-
                                                           --------      --------

         Total deferred provision                               -0-           -0-
                                                           --------      --------
         Total provision for
          income taxes                                     $    -0-      $    -0-
                                                           ========      ========

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



6.     INCOME TAX

       The items of carryover remaining, for the separate corporations, for which no tax benefit has been provided are as follows:


                                                      International                  Carson       Texas
                                                             Basic                Industries      NGPP,
                                                          Resources               Corporation      Inc.
                                                      -------------               -----------      ----
          Net operating loss                            $1,518,000                $1,475,000       $ 7,600
          Capital loss                                          --                   142,000            --
          General Business credit                               --                    12,000        16,000

     The net operating losses above expire beginning in 1999. The capital loss carry forward of Carson Industries Corporation expires in 1997. The general business credit of Carson Industries Corporation expires in 1998 of Texas NGPP, Inc. in 2000.

7.   MINORITY INTEREST IN SUBSIDIARY

     The minority interest in subsidiary represents interests of outsiders (29.66%) in the stock of Carson Industries Corporation.

S.   INVESTMENT IN UNCONSOLIDATED COMPANIES

     The Company owns 100 shares of Investmark stock. The investment in this unconsolidated company is presented by the Company at a cost of $10,000.

9.   ARTICLES OF INCORPORATION AMENDED

     On March 22, 1993 the Company's Articles of Incorporation were amended to increase the authorized capital of the Company from 20,000,000 to 50,000,000 common shares, par value $0.10 per share, with rights and privileges of the common shares remaining the same. On January 8, 1996 the Company again amended its articles of incorporation to increase the authorized capital of the Company from 50,000,000 to 100,000,000 common shares.

10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

     During the year ended June 30, 1996, Doggart agreed to convert the current debt of the Company to Doggart ($235,286) into common shares at $1 per share. Additionally, the Company has exercised its option to convert advances by Doggart to the Company during the first six months of the current fiscal year, in the total amount of $394,960, into common shares at $.50 per share (a total of 789,920 shares).

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

     Pursuant to its acquisition of concession rights to develop and operate a cruise ship terminal and marina village at the Port of Ensenada (Note
     2), the Company, through its subsidiary Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), on December 19, 1995, entered into a concession agreement with A.P.I. Ensenada S.A. de C.V. (the "Port Authority" of Ensenada), specifically setting forth the Company's rights and obligations with respect to the concession. This agreement was modified by modification agreement between Cruiseport and the Port Authority on November 31, 1996. Pursuant to the concession agreement, as modified, the Company is obligated to pay the Port Authority the following concession rent.

                                        Amount of                                       Amount of
                                       Concession                                       Concession
                       Year               Rent                  Year                       Rent
                       ----           ------------              ----                    ----------
                          1            $  54,000                11-15                   $1,430,000
                          2              108,000                16-24                    1,999,000
                      3 & 4              280,000                25-32                    2,500,000
                     5 - 10              560,000                33-35                    2,999,000

     In addition to the foregoing amounts, the Company is obligated to pay to the Part Authority a variable rent, based upon anchorage and port fees attributable to gross tonnage of cruise ships that call at the Port of Ensenada in any year in excess of 18,900,00 tons.

     The Company and various of its former officers and directors have been named in a lawsuit, pending in the United States District Court for the District of Idaho, alleging violations of various federal and state laws, including claims under the Securities Act of 1933 and the Exchange Act of 1934 and state securities laws, and under the consumer protection laws of the states of Idaho and Washington. Plaintiffs seek actual damages, as well as punitive and treble damages, court costs and reasonable attorney's fees. The pleadings in the case do not specify a dollar amount of damages. However, counsel for the plaintiffs have indicated that plaintiffs consider their claim to be worth $4,000,000 and that their demand for settlement is $800,000. Management has indicated its intent to vigorously defend the action.

     The Company incurred net losses of $1,080,885 and $2,206,902 for the years ended June 30, 1996 and 1995, respectively. At June 30, 1996, the Company's current liabilities exceed its current assets by $1,220,656. In order to retain its rights to acquire the Bucaneros Property and its rights to develop and operate the Ensenada Property, the company will need to make timely debt payments (Note 4) and timely concession rent payments discussed above. Failure to do so may require the Company to write off approximately $3,293,000 of equity in related assets. The Company is currently dependent on infusions of cash from Doggart Trading, Ltd., to fund its operations. Doggart has made a commitment to continue to fund the base operations of the Company through June 30, 1997.

                     INTERNATIONAL BASIC RESOURCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS continued)

     Payment of these obligations and any significant development of the Company's real estate property will require obtaining bank financing or third party debt or equity funding to the Company. The Company is currently negotiating with a Mexican banking institution for long-term financing to pay its obligations timely and allow development of its real estate projects.





11.  INCENTIVE STOCK OPTION PLAN

     In addition to the compensation presented above, on April 19, 1996, the Company adopted the International Basic Resources, Inc. 1996 Incentive Stock Option Plan whereby the Company reserved 10,000,000 of its common stock for use in granting stock options to officers and key employees.

     As of December 31, 1996 the following options are outstanding:

                                                 Number of           Exercise           Date         Options
                                                Shares under           Price           Option       Exercised
                                                  Option             Per Share         Expire        To Date
                                                  ------             ---------         ------        -------
          Alton E. Jones                        3,000,000            $ 0.359           4/18/2006       None
          Stephen Barker                          750,000              0.359           4/18/2006       None

       The option price of $0.359 was determined based upon the NASDAQ trading share price at the date the options were granted.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         a) Results of Operations and Financial Condition

         During the quarter ended December 31, 1996, the Company's loss from operations was $262,876, and for the six month period ended December 31, 1996, was $468,169, compared with $100,985 for the quarter ended December 31, 1995 and $192,937 for the six-month period ended December 31, 1995.
         The loss experienced by the Company does not include capitalized expenditures, amounting to $522,832 in the six-month period ended December 31, 1996, and $443,093 in the six-month period ended December 31, 1995, incurred in the Company's pre-development activities in Mexico. The policy of the Company, insofar as capitalizing of costs, is that costs specifically identified with a project or property in the development or pre-development stage (e.g. fees/salaries of consultants, engineers or Company staff directly engaged in the planning of the Company's Ensenada Project, discussed below, or pre-development site work such as clearing of debris and moving fill dirt) are capitalized until and unless the acquisition or future development of the project becomes improbable. Indirect costs that do not clearly relate to project acquisition or development, including general and administrative expenses, are charged to expense as incurred.
         During the six-month period ended December 31, 1996, the Company accounted for 81.25% of its expenditures in Mexico which were incurred in connection with its Ensenada Project as capital expenditures, and 18.75% of its expenditures incurred in connection with that Project as general and administrative expenses.
         The increase in the Company's loss for the six-month period ended December 31, 1996, compared with the six- month period of a year earlier, is primarily attributable to the following: (i) total real estate acquisition overhead and administrative expenses, associated with the Company's Mexican real estate activities, which were expensed, being $120,707 in the six-month period ending December 31, 1996, compared with $112,357 (including a write-off of $45,000 of project costs) in the year earlier period (the total amount of expenditures, in Mexico, with respect to the Company's Ensenada project, being $643,539 in the first six months of fiscal 1996, compared with $510,500 in the first six months of fiscal 1995); (ii) greater legal and accounting fees ($130,190 versus $39,880 during the respective six-month periods), (iii) a higher level of executive salaries over and above those included in real estate acquisition overhead and administrative expenses ($133,450 versus $24,000 during the respective six-month periods), and (iv) greater travel and office expenditures ($42,201 versus $10,280 during the respective six-month periods). Additionally, in the current fiscal year, the Company expensed a non-refundable deposit of $30,000 made to Heritage Distribution Corporation in connection with a proposed financing which did not materialize (see discussion below).
         In the Company's restated annual report for fiscal 1996, it reported three proposed transactions, one with Heritage

Distribution Group ("Heritage") for a prospective $30 million financing of the Company's development activities, and proposed acquisitions of RBC Enterprises, Inc. ("RBC") and Prime Interests, Inc. ("Prime"), two companies which have been engaged in real estate development activities in the United States. These proposed transactions did not materialize, and negotiations were terminated with respect to all three in December, 1996 (see discussion below).
        The Company has not included as expenses in the Statement of Operations (or otherwise reflected as a liability) $172,000 which New York counsel, which represented the Company in connection with the prospective transactions described in the previous paragraph, has indicated to Company it accrued as legal fees for such representation. Management does not believe that these fees are properly due and owing. As of this time, the matter has not been resolved, and management does not know whether New York counsel will pursue payment by the Company of a portion or all of said amount.
        The negative working capital position of the Company (current liabilities in excess of current assets), as of December 31, 1996, was $2,064,297, compared to $1,220,656 at June 30, 1996 and $1,153,210 at December
31, 1995. The explanation for the increase since June 30, 1996 is set forth in the following three paragraphs.
        Accrued payroll rose from $47,405 at June 30, 1996 to $113,838 at December 31, 1996 (approximately $106,000 of which is owed to Alton Jones, the chief executive officer of the Company, who resigned after the close of the second quarter).
         Current debt (other than accounts payable) rose from $1,131,074 at June 30, 1996 to $1,843,342 at December 31, 1996. This increase is attributable primarily to $472,842 advanced during the quarter by a British resident, Hugh Downey, to fund operations of the Company in Mexico (see discussion below). The balance of the increase in current debt is attributable to an increase of $247,000, since June 30, 1996, in the current portion of an obligation of $494,000 payable, beginning in April, 1997 (in twelve equal monthly installments with interest at 8% on the unpaid balance) to the sellers of the shares of two corporations in connection with the Company's acquisition of its concession in the Port of Ensenada (see discussion in Item 1, pages 9 - 15 of the Company's restated annual report for fiscal 1996).
         Accounts payable of the Company increased from $74,446 at June 30, 1996 to $102,668 at December 31, 1996, representing travel expenses due to Alton Jones, former President of the Company in the amount of $21,075, and the balance almost entirely accrued legal and accounting fees.
         A debt of the Company to Doggart Trading, Ltd., a substantial shareholder of the Company, in the amount of $239,996, which was incurred during the first quarter of the current fiscal year and which was reflected as current debt at September 30, 1996, is no longer reflected in current debt, but rather as stockholders' equity, as the result of the exercise by the Company of its option to issue stock in repayment of such debt (see discussion below).

         The portion of the Company's current debt of $1,843,342, reflected on its balance sheet at December 31, 1996, which reflects debt already on its balance sheet at June 30, 1996, is as follows: $1,000,000 is a payable of the Company to Granjas Los Bucaneros, S.A., due May 24, 1997, and $123,500 represents the portion of the above-described debt of $494,000 which was current debt as of June 30, 1996. Respecting the payable to Granjas Los Bucaneros of $1,000,000, this amount is due for the completion of the purchase by the Company of 3.5 miles of coastal property adjoining the Company's 8.5 miles of coastal property in Campeche, Mexico which the Company acquired in 1994. The Company does not have the right to develop or otherwise use the property being purchased from Granjas Los Bucaneros, S.A. until the $1,000,000 payment has been made; and the Company's contract with Granjas Los Bucaneros, S.A. provides that the Company will lose its rights in the land if the payment is not made by that time.
         During the six-month period ended December 31, 1996, Doggart Trading, Ltd. ("Doggart"), a substantial shareholder in the Company, which has advanced substantial funds to the Company for administrative overhead and pre-development expenditures in previous years (see discussion below), continued to advance funds to the Company to meet such needs. Patrick Magee, the President and Chief Executive Officer of the Company, who succeeded Alton Jones in those positions and as a director of the Company in the first quarter of 1997, is also the President and sole shareholder of Doggart. Doggart is the entity which conveyed to the Company

8.5 miles of coastal property in Campeche, Mexico, in 1994, which the Company continues to own through its subsidiary Playas Palmeras, S.A. (see pages 1 -9 of Item 1 of the Company's restated annual report for fiscal 1996).
         During the quarter ended September 30, 1996, the amount of advances from Doggart was $239,966. During the quarter ended December 31, 1996, the amount of advances from Doggart was $155,000. As reported in the restated annual report of the Company for fiscal 1996, the Company's understanding with Doggart, with respect to funds loaned to the Company during the current fiscal year, has been that the Company would have the option to convert such advances into equity at the rate of $0.50 per share. The Company has decided to exercise its option to convert such advances, namely a total of $394,966, into stock to be issued to Doggart; and accordingly, the advances are reflected as subscriptions to capital, rather than liabilities, on the balance sheet of the Company as of December 31, 1996.
         Due to the fact that the current bid price of the Company's common stock on NASDAQ is approximately $0.10, the Company and Doggart have renegotiated their arrangement, with respect to the Company's option to convert advances by Doggart in quarters succeeding the second fiscal quarter. With respect to advances after January 1, 1997, the Company's option to convert advances made during each quarter will be at the average bid price for the Company's stock during the last five trading days of the respective quarter.

         During fiscal 1996, the Company's loss from continuing operations (namely its operations other than oil and gas, which were discontinued) was $616,216, and its capitalized expenditures in connection with its Mexican real-estate activities amounted to $747,000.
         Losses in fiscal 1996 from discontinued oil and gas operations, including loss on the disposal of such assets, were $464,669, bringing the total net loss of the Company for fiscal 1996 to $1,080,885.
         The auditors' report accompanying the financial statements of the Company as of June 30, 1996 indicate that the financial condition of the Company raises substantial doubt about the Company's ability to continue as a going concern. More specifically, the Company's ability to continue as a going concern is dependent upon securing very substantial financing, in the near future, to undertake its large planned capital projects in Ensenada, as well as its ability to secure necessary funding to satisfy its working capital deficiency and to meet ongoing working capital needs.
         Doggart has advanced substantial funds to the Company during the last two fiscal years ($1,225,300 in fiscal 1995 and $1,009,986 in fiscal 1996), for the conduct by the Company of its pre-development activities in Mexico and to meet administrative and overhead expenditures. All of such advances, prior to June 30, 1996, have been converted, or agreed to be converted, into stock in the Company at the rate of $1.00 per share. Doggart has agreed to continue to fund administrative and/or pre-development needs of the Company during the current fiscal year (or to arrange for such funding from other persons, such as Mr. Hugh Downey, as described below), at a level comparable to the level of Doggart's advances in previous years, with an option by the Company to issue stock in repayment of advances from Doggart as described above. Such advances, however, would not cover the very substantial capital expenditures which the Company must make to continue its rights with respect to the Ensenada Project (discussed further below), and to meet other capital commitments such as the purchase of the 3.5 miles of coastal property, as above described, from Granjas Los Bucaneros, S.A. Furthermore, the Company cannot warrant the continuing ability of Doggart or others to finance needs of the Company.
         During the first six months of the current fiscal year, the Company's need for advances to fund administrative expenses and pre-development activities was larger than previous quarters, because of additional expenditures incurred in connection with pursuing agreements with Heritage Distribution Corporation, RBC Enterprises and Prime Interests, Inc., as well as activities engaged in by the Company in moving fill-dirt at its Ensenada concession (see below). As a result, the Company borrowed funds from an individual named Hugh Downey, a British resident, in the amount of $472,000 during the first six months of the current fiscal year, on a demand basis, in addition to securing advances from Doggart. The advances from Mr. Downey are unsecured, and bear interest at 6% per annum. As of the filing of this report, advances from Mr. Downey total approximately $550,000. However, Mr. Downey has made no commitment to continue advancing funds to the Company; and the Company must pursue, elsewhere, the very substantial financing commitment necessary to commence construction on Phase I of the Ensenada Project, as discussed below.
         The Company's subsidiary, in Mexico, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), pursuant to its concession agreement with the Port Authority of Ensenada, is committed to an investment program of $25,000,000 over a five year period, in fulfillment of a conceptual plan embodying three phases of construction of pier facilities, terminal building facilities, marina facilities, and commercial and retail development at the Port of Ensenada.
(See Company's restated annual report for fiscal 1996, pages 9 - 15).   In
particular, as described in more detail below, the Company is obligated to commence construction with respect to Phase I of that conceptual plan, constituting an estimated $16,000,000 program, on or before March 15, 1997.
Its failure to do so will constitute a default under the agreement pursuant to which Cruiseport holds its concession rights at the Port, and will therefore give the Port Authority the right to terminate the concession. The Company's ability to continue as a going concern, including its ability to maintain its Ensenada concession, therefore depends upon its ability to secure a commitment or commitments for very substantial capital financing before that time.

         The Company's ability, as well, to meet its obligation to Granjas Los Bucaneros, S.A. with regard to the above- described 3.5 miles of coastal property in Campeche, Mexico, and its ability to develop that 3.5 miles of coastal property as well as the adjoining 8.5 miles of coastal properties in Campeche which the Company acquired in 1994, depends upon the ability of the Company to secure capital financing.

         b) Further Analysis of Company's Business Events and Uncertainties.

          The restated annual report of the Company for fiscal 1996, including in particular Item 1 ("Description of Business") and Item 6 ("Management's Discussion and Analysis of Financial Condition and Results of Operation"), contains a detailed description of, and management's analysis of, the state of the business of the Company through that date, which is incorporated herein by reference.
         In particular, the annual report of the Company describes the focus of the Company's business, which is its 35- year concession in the Port of Ensenada, Mexico. Pursuant to an agreement dated December 19, 1995 between the Company's subsidiary, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport") and the Port Authority of Ensenada (the "concession agreement"), Cruiseport has been granted the right to build and operate a pier and cruiseship terminal and marina and marina village, together with associated commercial and tourist development, in a designated area of approximately 47 acres in the Port of Ensenada, in consideration of annual rental payments to the Port Authority.
The concession
agreement grants to Cruiseport the right to render extensive services in the Port, and to charge and receive anchorage fees from cruise ships which arrive in the concession area.
          The Company reported in its restated annual report for fiscal 1996 that pursuant to the concession agreement, Cruiseport had delivered a "design of the works" to the Port Authority, constituting a conceptual plan describing three phases of construction by the Company at the Port. Phase I, at an estimated cost of $16,000,000, encompasses the construction of a pier (approximately 1,000 feet in length) suitable for use by large cruise ships, with related dredging and construction of a sea (retaining) wall, together with a smaller pier along the sea wall for small to medium size cruise ships. Phase II, at an estimated cost of $4,800,000, encompasses the construction of a terminal building and commercial, specialty, retail and office space. Phase III, at an estimated cost of $8,900,000, encompasses the construction of additional specialty space, marina dredging, marina slips, timeshare units and specialty docks.
         The Company further reported that the concession agreement, as originally executed, provided that within two months of the time the Company's "design of the works" was accepted by the Port Authority and Cruiseport had received necessary environmental approvals for the design from the Mexican federal government, Cruiseport would deliver the "executive project" of the works, namely detailed technical and engineering specifications and plans with respect to the works to be constructed and performed; and that

Cruiseport was to "start the works," namely commence construction, within two calendar months of the time the Port Authority gave its written approval to the "executive project" submitted by Cruiseport.
         The concession agreement also provides for staged annual rental payments by Cruiseport to the Port Authority, for its concession rights. Under the agreement as originally executed, these payments were to be $63,500 per month, commencing in January, 1997, and rising to substantially higher levels in later years. As described below, the timing and amounts of these payments have been modified.
         Between April and July of 1996, the Company received approval of its "design of the works" by the Port Authority and necessary environmental approval from the Mexican federal government.
          In November, 1996, the concession agreement between Cruiseport and the Port Authority was modified by formal agreement, which is attached hereto as an Exhibit. The modified agreement provides that Cruiseport would deliver the "executive project" of the works (i.e. technical specifications), respecting Phase I, on or before December 31, 1997, and respecting Phase II, on or before September 30, 1997. The Company has complied with its obligations regarding Phase I.
         The modified agreement further provides that Cruiseport is obligated to begin work on Phase I by no later than March 15, 1997, and on Phase II within two months of the time it receives necessary approvals for that Phase, after submission of the "executive project" relating thereto.
         Cruiseport's ability to commence construction on Phase I by March 15, 1997 depends primarily upon the Company's ability to secure necessary financing commitments for the estimated $16,000,000 cost of that Phase prior to March 15, 1997. As of the present time, the Company has not secured commitments for financing of any portion of the Project, although the Company is actively working with a project financing subsidiary of a major banking institution in Mexico to secure such a commitment or commitments. The ability of the Company to secure such a commitment or commitments is very likely to depend, in part, on the Company's ability to secure equity capital for a portion of the estimated $16,000,000 cost, in an amount up to approximately 1/3 thereof. As of the present time, the Company does not have such equity capital, or any commitments therefor, although it is in negotiations with possible sources thereof.
         The concession agreement provides that if Cruiseport is not able to commence construction by March 15, 1997, the Port Authority may cancel the concession, without further notice or extension, and without need of judicial resolution or arbitration. Cruiseport's ability to commence construction by March 15, 1997 depends as well upon other factors, such as the ability to enter into a contract with a Mexican general contractor, and the ability of that contractor to gear up to start work, before March 15. Notwithstanding the logistical difficulties in meeting such a time schedule, the Company's discussions with major Mexican contractors leads management to believe that it would be able to proceed rapidly to enter into a construction contract were it able to secure necessary capital, including financing commitments, for Phase I. However, the Company, at this time, cannot represent that it is likely it will be able to secure the necessary equity capital and financing commitments in time to meet the March 15 deadline.
         The modified concession agreement provides for a revised schedule of rental payments by Cruiseport, which substantially reduces such payments by Cruiseport in the earlier years of the concession, and increases payments in later years to compensate for the reduction in the earlier years.
Specifically, the annual rental payments by Cruiseport, under the modified agreement, are $54,000, $108,000, $280,000 and $560,000, in years one through four, respectively, and rising steadily thereafter to a level of $2,500,000 per year in years 25 through 32 and $2,999,000 per year in years 33 through 35. In addition to the fixed rental payments, the modified concession agreement provides that Cruiseport will pay an additional variable rental fee of 20% of the anchorage and port fees received by Cruiseport with respect to the total weight of cruise ships in excess of 18,900,000 gross tons in any year.
         The modified concession agreement provides, as before, for other rights of recision on the part of the Port Authority for non-performance by Cruiseport of its obligations under the concession, as well as financial penalties for non-compliance.

         In its restated annual report for fiscal 1996, the Company reported a proposed financing agreement with an offshore corporation named Heritage Distribution Corporation for initial financing of $4.8 million, less closing fees; and further draws in subsequent quarters to meet working capital and development capital needs of the Company, up to $30 million dollars. Negotiations did not result in a final agreement, and the proposed agreement, and all negotiations relating thereto, have been terminated. In its restated annual report, the Company also described other proposed transactions, namely proposed transactions with RBC Enterprises and with Prime Interests, Inc.
These proposed agreements have also been terminated.
         With respect to activities of the Company in its Ensenada Project, the Company reported in its restated annual report for fiscal 1996 that it had been engaged in clearing debris from the above-water portion of its concession area, and was also engaged in moving dirt from its above-water concession area to an adjoining portion of the harbor for use as foundation fill for a federal Navy training center. Pursuant to its modified concession agreement, the activities of Cruiseport in supplying foundation fill for the federal Navy training center were formalized into an obligation to provide and move to the Navy site 200,000 cubic meters of such fill on or before December 31, 1996. Cruiseport met that commitment, and incurred approximately $450,000 of expenses in regard to its clearing and dirt moving activities, as of the end of the second quarter of 1996.

        Changes in Management. Subsequent to the end of the second quarter of the current fiscal year, Alton Jones resigned as an officer and director of the Company, and Brian Miller also resigned as a director, leaving as the sole director of the Company Pieter Oosthuizen. Mr. Oosthuizen, as sole director, elected Patrick Magee as a director, to serve until the next election of directors by the shareholders, and also appointed Mr. Magee as President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Magee, who is 52 years of age, is an entrepreneurs whose particular experience is in construction and development and project finance. His principal activities during the past five years have been the development and funding of two shopping centers in Ireland. Mr. Magee is a resident of Ireland. He is also the President and sole shareholder of Doggart Trading, Ltd., a substantial shareholder of the Company.

                                    PART II
Item 1. Legal Proceedings
         In the Company's restated annual report for fiscal year 1996, the Company described a legal action pending in the United States District Court for the District of Idaho, against the Company, various of its present and former officers and directors, and other individuals named Barry Gill and Stephen Bailey and their spouses, alleging violations of various federal and state laws, including claims under the Securities Act of 1933, the Securities Exchange Act of 1934, and state securities laws, and under the consumer protection laws of the states of Idaho and Washington. Plaintiffs seek actual damages, as well as punitive and treble damages, court costs and reasonable attorneys fees. The pleadings in the case do not specify a dollar amount of damages. However, the Company indicated, in its annual report, its belief, based upon previous communications between counsel, that plaintiffs were claiming approximately $300,000 in damages.
         Counsel for the plaintiffs, by letter of December 5, 1996, have indicated that plaintiffs consider their claim to be worth $4,000,000. In so doing, plaintiffs' counsel have also indicated that plaintiffs' current demand for settlement is $800,000.
          The Company intends, as it has consistently indicated, to vigorously defend against the claims. Recently, the magistrate of the Court has recommended that various of the federal securities laws claims against the defendants, as well as the state law claims, be remanded to state court in Idaho. That recommendation has not yet been confirmed by the Court.

Items 2, 3, 4.
         There are no reportable events in the quarter, concerning changes in securities, defaults upon senior securities, or submission of matters to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K.
         Concession Modification Agreement, dated November 21, 1996, between API Ensenada, S.A. de C.V. and Ensenada Cruiseport Village, S.A. de C.V.
         A Form 8-K was filed during the quarter on October 17, 1996.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  INTERNATIONAL BASIC RESOURCES, INC.


February 10, 1997                 By: /s/ Patrick Magee
-----------------                     ----------------------------
date                                  Patrick Magee, President and
                                      Chief Financial Officer