Form 10QSB/A
period 1996-12-31
INTERNATIONAL BASIC RESOURCES INC
filed 1997-04-18
CIK 38483

                               AMENDMENT NO. 1

                                     to

                                 FORM 10-QSB

           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO
                     THE 1934 ACT REPORTING REQUIREMENTS

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


      (Quarterly Report for the fiscal quarter ended December 31, 1996)

                         Commission File No. 1-6110


                     INTERNATIONAL BASIC RESOURCES, INC.
                     ----------------------------------
           (Exact name of registrant as specified in its charter)


           IDAHO                                82-0291307
           -----                                ----------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)


        109 E. College Avenue                     32301
          Tallahassee, FL                         -----
          ---------------                       (zip code)*
            (Address)*

        Telephone Number:* 904-222-9925

Securities registered under Section 12 (b) of the Exchange Act:

                                    None
                                    ----

Securities registered under Section 12 (g) of the Exchange Act:

                  Common shares, par value $0.10 per share
                  ----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                                ----     ----

Number of outstanding and subscribed shares:

        Class                                   Outstanding and Subscribed
        -----                                   as of December 31, 1996
                                                --------------------------
Common Shares, with par
value of $0.10 per share                                55,958,927

*The Company is in the process of relocating its principal executive offices from the address of its former President, and is therefore temporarily without principal executive offices. In the interim period, inquiries may be forwarded to the address and telephone number provided herein

     The company amends its form 10-QSB, for the fiscal quarter ended December 31, 1996, to add an Exhibit, constituting a

Concession Modification Agreement, dated December 19, 1995, between

API Ensendada, S.A. de C.V. and Ensenada Cruiseport Village, S.A. de

C.V.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB to be signed on its behalf by the undersigned hereunto duly authorized.



                                          INTERNATIONAL BASIC RESOURCES, INC.



Date: April 18, 1997                      By: /s/ Patrick Maggee
                                             --------------------------------
                                             Patrick Maggee, President and
                                             Chief Financial Officer