Form 10QSB
period 1997-03-31
INTERNATIONAL BASIC RESOURCES INC
filed 1997-05-21
CIK 38483

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   (For Quarterly Period ended March 31, 1997)

                           Commission File No. 1-6110

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its Charter)

                 (FORMERLY INTERNATIONAL BASIC RESOURCES, INC.)
                 ----------------------------------------------

        Idaho                                           82-0291307
----------------------------                        ----------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)

2980 S. Rainbow Blvd., Suite 100, Las Vegas, NV             89102
-----------------------------------------------            --------
(address of principal executive offices)                   zip code

Registrant's Telephone Number:                              (702) 876-9329

Number of outstanding and subscribed shares:


             Class                           Outstanding and Subscribed
            -------                          as of March 31, 1997
                                             ----------------------------

Common Shares, with par                          55,888,939 *
value of $0.10 per share


* Includes 54,213,721 issued shares. Pursuant to amendment to the Company's articles of incorporation, effective May 19, 1997, these shares were consolidated on a 1 for 30 basis. The number of issued shares, after such consolidation, is 1,807,124.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports, and (2) has been subjected to such filing requirements for the past 90 days.

                            Yes     X          No

                                 -------             --------

NOTE: THE COMPANY'S NAME HAS BEEN CHANGED, EFFECTIVE MAY 19, 1997, AS THE RESULT OF AN AMENDMENT TO ITS CERTIFICATE OF INCORPORATION, TO INTERNATIONAL RESORT DEVELOPERS, INC. ADDITIONALLY, THE ISSUED SHARES OF THE COMPANY HAVE BEEN CONSOLIDATED ON A ONE FOR THIRTY BASIS, EFFECTIVE MAY 19, 1997. THE NEW TRADING SYMBOL OF THE COMPANY, ON THE NASDAQ SMALL CAP MARKET, IS IRDP.

                                     PART I

Item 1.  Financial Statements.

         Following.

                                     PART I

                             FINANCIAL INFORMATION



Item 1:     FINANCIAL STATEMENTS

     a)     Financial Statements of Registrant

     INDEX

     Accountants' Report

     Consolidated Balance Sheet (Unaudited) as of
      March 31, 1997 and June 30, 1996

     Consolidated Statement of Operations and retained earnings (Unaudited) for the three and nine months ended March 31, 1997 and 1996

     Consolidated Statement of Cash Flows (Unaudited) for the nine months ended March 31, 1997 and 1996

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

                    INTERNATIONAL RESORT DEVELOPERS, INC.

                          CONSOLIDATED BALANCE SHEET
                       March 31, 1997 and June 30, 1996


                                    ASSETS


                                                  (UNAUDITED)
                                                   March 31,           June 30,
                                                      1997              1996
                                                  -----------       ------------
CURRENT ASSETS
  Cash                                            $      876        $    38,173
  Pipeline revenue receivable                                             7,421
   Total current assets                           ----------        -----------
                                                         876             45,594
                                                  ----------        -----------
PROPERTY AND EQUIPMENT
  Mining Property                                    250,430            250,430
                                                  ----------        -----------
OTHER ASSETS
  Land, purchase rights and
    related capitalized costs                      5,903,963          5,129,384
  Investments in unconsolidated
  companies                                           10,000             10,000
                                                  ----------         ----------

                                                   5,913,963          5,139,384
                                                  ----------          ---------
                                                  $6,165,269         $5,435,408
                                                  ==========         ==========


   See accompanying notes to consolidated financial statements (unaudited)

                    INTERNATIONAL RESORT DEVEL0PERS, INC.

                    CONSOLIDATED BALANCE SHEET March 31,
                           1997 and June 30, 1996



                    LIABILITIES AND STOCKH0LDERS' EQUITY



                                                                 (Unaudited)
                                                                   March 31,       June 30,
      CURRENT LIABILITIES                                            1997            1996
                                                                 -----------     -----------
         Current debt                                            $ 2,375,281     $ 1,131,074
         Accounts payable                                             78,230          74,446
         Accrued payroll and related taxes                            91,450          47,405
         Override royalty and interest payable                        13,325          13,325
                                                                 -----------     -----------
            Total Current Liabilities                              2,558,286       1,266,250
                                                                 -----------     -----------
      LONG-TERM DEBT                                                     -0-         370,500
                                                                 -----------     -----------
      MINORITY INTEREST IN SUBSIDIARY                                284,183         284,183
                                                                 -----------     -----------
      STOCKHOLDERS' EQUITY
         Common stock, $.10 par value, 100,000,000
          shares authorized, 55,888,939 issued and
          subscribed at March 31, 1997 and
          55,169,007 issued and subscribed at
          June 30, 1996                                            5,588,904       5,516,900
         Additional paid in capital                                2,433,383       2,110,427

         Less shares of common stock held in
          Treasury-at cost; 8,000 shares for
          1997                                                        (2,895)         (2,895)
                                                                 -----------     -----------
                                                                   8,019,392       7,624,432
                                                                 -----------     -----------
         Retained earnings;
          Accumulated from operations prior to
          development stage                                       (3,191,265)     (3,191,265)
         Accumulated during the development stage                 (1,505,327)       (918,692)
                                                                 -----------     -----------
                                                                  (4,696,592)     (4,109,957)
                                                                 -----------     -----------

            Total stockholders' equity                             3,322,800       3,514,475
                                                                 -----------     -----------

                                                                 $ 6,165,269     $ 5,435,408
                                                                 ===========     ===========


    See accompanying notes to consolidated financial statements (unaudited)

                    INTERNATIONAL RESORT DEVELOPERS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  Unaudited



                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                          MARCH 31,                      MARCH 31,
                                    1997           1996            1997            1996
                                 ---------       --------       ---------       ---------

REVENUES                         $       0       $      0       $       0       $       0
                                 ---------       --------       ---------       ---------
EXPENSES
    Real estate acquisition
     overhead & administrative
     expenses                       57,437         17,741         208,144          53,222
    Legal and accounting            39,665         35,770         169,055         107,309
    Office salaries                                21,560         133,450          64,680
    Office expenses                 12,273          1,133          27,905           3,398
    Travel                           8,491          2,280          35,230           6,840
    Rent - Office                                   1,372           1,830           4,117
    Printing                                        1,095           1,002           3,284
    Payroll taxes                                     482           2,927           1,445
    Dues and fees                                                     661
    Insurance                                                       5,031
                                 ---------       --------       ---------       ---------
    Development Stage Loss
     Pre-operating                (117,866)       (81,433)       (586,035)       (244,295)
                                 ---------       --------       ---------       ---------

OTHER INCOME (EXPENSE)
    Minority interest in
     subsidiary net loss                            1,528                           4,405
                                 ---------       --------       ---------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES              (117,866)       (79,905)       (586,035)       (239,89O)

PROVISION (CREDIT) FOR
 INCOME TAXES
                                 ---------       --------       ---------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS            (117,866)       (79,905)       (586,035)       (239,890)

DISCONTINUED OPERATIONS
 (NOTE 1)
    Lose from discontinued oil
    & gas operations                               (4,793)           (600)        (11,082)
                                 ---------       --------       ---------       ---------
NET INCOME (LOSS)                $(117,866)      $(84,698)      $(586,635)      $(250,972)
                                 =========       ========       =========       =========
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 PER SHARE                       $     NIL       $    NIL       $     NIL       $     NIL
                                 =========       ========       =========       =========
NET INCOME (LOSS) PER
 SHARE                           $     NIL       $    NIL       $     NIL       $     NIL
                                 =========       ========       =========       =========



   See accompanying notes to consolidated financial statements (unaudited)

                    INTERNATIONAL RESORT DEVELOPERS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                            NINE MONTHS ENDED
                                                        March 31,         March 31,
                                                          1997               1996
                                                         -----              -----
OPERATING ACTIVITIES:
  Net income (loss)                                   $ (586,635)        $(250,972)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation, amortization & depletion                                   4,624
    Minority interest in current operations of
     subsidiary                                                             (4,405)
    Abandoned project costs                                                 45,000
    Net changes in assets and liabilities
      (Increase) decrease in accounts receivable            (579)            7,737
      Increase (decrease) in accounts payable
       and accrued expenses                              177,084           203,541
                                                      ----------         ---------
         Net cash provided (used) by
          operating activities                          (410,130)            5,525
                                                      ----------         ---------
INVESTING ACTIVITIES:
  Pre-development capitalized costs                     (774,579)         (701,261)
                                                      ----------         ---------
         Net cash provided (used) for
          investing activities                          (774,579)         (701,261)
                                                      ----------         ---------
FINANCING ACTIVITIES:
  Additions to debt:
    Short-term                                           752,452           245,450
    Proceeds from stock subscribed                       394,960           510,000
                                                      ----------         ---------
         Net cash provided (used) by
          financing activities                         1,147,412           755,450
                                                      ----------         ---------
INCREASE (DECREASE) IN CASH                              (37,297)           59,714

CASH AT BEGINNING OF PERIOD                               38,173             1,616
                                                      ----------         ---------
CASE At END OF PERIOD                                 $      876         $  61,330
                                                      ==========         =========


    See accompanying notes to consolidated financial statements (unaudited)

                    INTERNATIONAL RESORT DEVELOPERS, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                      March 31,      March 31,
                                                        1997           1996
                                                      ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                            $  -0-         $  -0-
  Income taxes                                           -0-            -0-


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year ended June 30, 1995 the Company issued 205,373 shares to retire $200,000 in advance payable to Doggart Trading, Ltd. and to pay $5,373 in accrued interest at $1.00 per share. In fiscal years ended June 30, 1995 and 1996, the Company also issued 1,350,000 shares to retire $1,350,000 in advances from 2 shareholders of Doggart Trading, Ltd. related to Mexico real estate development costs, an obligated itself to issue 935,286 additional shares to Doggart in conversion of $935,286 of additional advances by Doggart during those years.

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













   See accompanying notes to consolidated financial statements (unaudited)

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Organization: The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc. and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the Company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996 the Company acquired land holdings, oil and gas leases, and a pipeline gathering facility. In April 1994, the Company decided to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May 1996, the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale, the Company had no operations and was focusing solely on real estate development. The Company considers itself to be a development stage enterprise and considers inception of this development stage to be April, 1994, when it began its current real estate and development activities. On May 12, 1997 the Company changed its name to International Resort Developers, Inc.

     Principles of Consolidation: The consolidated statements include the accounts of International Basic Resources, Inc. and subsidiaries (Carson Industries Corporation, Texas NGPP, Inc., Langer Holdings, Ltd., and Playas Palmeras, S.A.). All significant intercompany accounts and transactions are eliminated. Reclassifications of prior-year data have been made, when appropriate, to conform to the 1997 presentation.

     Net Income Per Share: Earnings per share is computed using the weighted average number of common shares outstanding during each period. Outstanding common stock equivalents, consisting of shares under option and outstanding warrants, do not have a significant dilative effect on earnings per share. Any shares subscribed but unissued at year end are included in the weighted average number of shares outstanding for purposes of computing earnings per share.

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

     The Company has acquired and continues to hold for development the Playas Palmeras Bucaneros Properties discussed in Note 2. The Company also incurred pre-development costs associated with certain properties in the Yucatan and Campeche area of Mexico it intended to jointly develop with DSC, S.A. de C.V. (DSC) during 1995. During 1996 these projects were abandoned and the related capitalized pre-development costs of $303,514 were expensed.

     On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to build and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Development Stage Activities Of Real Estate Segment (continued):
     California, Mexico.

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

     Use of Estimates in the Preparation of Financial Statement Amounts: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events an of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



2.   LAND HELD FOR DEVELOPMENT AND RESALE (continued)

     During May 1995 the Company purchased the acquisition right to approximately 3.5 miles of contiguous unimproved beach property known as Los Bucaneros. The Company assumed the seller's underlying debt of $1,050,000 and issued 3,000,000 shares of stock at $.67 per share of a total acquisition price of $3,050,000. During May, 1995, $50,000 was paid by the company for the matured portion of the note payable assumed. The balance of $1,000,000 is payable on May 24, 1997.

     On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to develop and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico. The acquisition price was $854,000 which the Company agreed to pay with subscribed shares of stock for $360,000 at an undetermined amount per share and an obligation to pay the balance of $494,000 in cash or with shares at the option of the sellers. The sellers exercised their right to receive cash and have agreed to be paid in twelve equal principal installments starting April 1, 1998 plus interest at 8% (Note 5).

3.   MINING PROPERTY

     The Mining property consists of:

     a) A contiguous group of twenty-one (21) unpatented mining claims situated in the St. Joe Mining District, Shoshone County, Idaho;

     b) A multi-year leasehold interest on three Daddy Lode claims and ownership of three Mother Lode patented, mining claims situated in the Summit Mining District, Shoshone County, State of Idaho, together with fee ownership of fifty-five (55) unpatented mining claims contiguous to the Company for purported gold potential. in May 1989, the Company executed a lease/joint venture contract with Newmont Exploration Company for the entire Mother Lode and Daddy Lode group of patented and unpatented mining claims in Shoshone County, Idaho. Newmont subsequently reassigned all the Mother Lode and Daddy Lode group properties to IBR. IBR started to develop the vein found by Newmont in June 1990 by contracting General
     Mine Services Corp. to work on this property. Work has been suspended on this property until additional funding for development can be obtained.

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

4.   CURRENT AND LONG-TERM DEEBT

     Current debt of the Company consist of the following:

                                                March 31,         June 30,
                                                  1997              1996
                                                ---------         --------

Deed of trust payable to Granjas Los
Bucaneros to complete the acquisition
of 3.5 miles of Beach-front property
which is adjacent to the Company's
property known as Playas Palmeras
(Note 2).  The balance is due
May 24, 1997.  If the Company does
not make this payment it may lose its
rights to acquire and develop this
property and would realize a reduction
of shareholder equity of approximately
$2,000,000.                                     $1,000,000      $1,000,000

Note payable to the sellers of 55% of the
shares of Ensenada Nautico Turistica, S.A.
de D.V. (Note 2).  This note is payable in
twelve equal principal payments starting
April 1, 1998 plus interest at 8%                  494,000         494,000

Advances received from Mr. Hugh Downey             760,026

Advances Received from Doggart Trading
Ltd.                                               121,255

Other Advances Payable                                               7,574
                                                ----------      ----------
                                                 2,375,281       1,501,574
Less Current Portion                             2,375,281       1,131,074
                                                ----------      ----------

                                                $      -0-      $  370,500
Long-term Debt                                  ----------      ----------

   All long-term debt becomes current during the year ended June 30, 1997.

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



5.       RELATED PARTY TRANSACTIONS

         As discussed in Note 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December, 1994. During September 1994, Doggart agreed to convert this debt, together with $50,000 of additional advances, plus interest charges of $5,373, into 205,373 shares of the Company's stock (at $1.00 per share). Those shares were issued to Doggart. During the remainder of the years ended June 30, 1995 and June 30, 1996, Doggart and certain of its shareholders advanced an additional $2,285,286 to the Company, $1,350,000 of which has been converted into stock of the Company at $1.00 per share. 935,286 shares, in conversion of the rest of those advances at $1.00 per share, remain to be issued to Doggart. In the first two quarters of the year ending June 30, 1997, Doggart advanced an additional $394,966, for which it has been agreed 789,932 shares of the Company will be issued (at $.50 per share). In the third quarter of the year ended June 30, 1997, Doggart has advanced and additional $121,255. The Company has not, as of this time, elected to convert those advances into shares.

6.       INCOME TAX

         The Company does not file a consolidated income tax return. Each corporation in the group files a separate return. Thus the tax benefits from net operating loss and general business credit carryovers are limited to the separate returns of the respective corporations.

         The components of the provision (benefit) for income taxes are as follows:

                                           March 31,        June 30,
                                             1997             1996
         Current
           Federal                         $    -0-          $   -0-
           State                                -0-              -0-
                                           ---------         --------
         Total current provision                -0-              -0-
                                           ---------         --------

         Deferred
           Federal                              -0-              -0-
           State                                -0-              -0-
                                           ---------         --------
         Total deferred provision               -0-              -0-
         Total provision for               ---------         --------
           income taxes                    $    -0-          $   -0-
                                           ---------         --------

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



6.   INCOME TAX

     The items of carryover remaining, for the separate corporations, for which no tax benefit has been provided are as follows:


                               International      Carson           Texas
                                   Basic         Industries        NGPP,
                                 Resources      Corporation        Inc.
                               -------------   ------------     ----------
     Net operating loss         $1,518,000       $1,475,000     $    7,600
     Capital loss                       --          142,000             --
     General Business credit            --           12,000         16,000

     The net operating losses above expire beginning in 1999. The capital loss carry forward of Carson Industries Corporation expires in 1997. The general business credit of Carson Industries Corporation expires in 1998 and of Texas NGPP, Inc. in 2000.

7.   MINORITY INTEREST IN SUBSIDIARY

     The minority interest in subsidiary represents interests of outsiders (29.66%) in the stock of Carson Industries Corporation.

8.   INVESTMENT IN UNCONSOLIDATED COMPANIES

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

10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

     The Company, has exercised its option to convert advances by Doggart to the Company during the first six months of the current fiscal year, in the total amount of $394,960, into common shares at $.50 per share (a total of 789,920 shares).

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

     Pursuant to its acquisition of concession rights to develop and operate a cruise ship terminal and marina village at the Port of Ensenada (Note 2), the Company, through its subsidiary Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), on December 19, 1995, entered into a concession agreement with A.P.I. Ensenada S.A. de C.V. (the "Port Authority" of Ensenada), specifically setting forth the Company's rights and obligations with respect to the concession. This agreement was modified by modification agreement between Cruiseport and the Port Authority, on November 31, 1996. Pursuant to the concession agreement, as modified, the Company is obligated to pay the Port Authority the following concession rent.

                          Amount of                             Amount of
                          Concession                           Concession
               Year          Rent               Year              Rent
               ----       ----------           -----          -----------
                  1       $  54,000            11-15           $1,430,000
                  2         108,000            16-24            1,999,000
              3 & 4         280,000            25-32            2,500,000
             5 - 10         560,000            33-35            2,999,000



     In addition to the foregoing amounts, the Company is obligated to pay to the Port Authority a variable rent, based upon anchorage and port fees attributable to gross tonnage of cruise ships that call at the Port of Ensenada in any year in excess of 18,900,00 tons.

     The Company and various of its former officers and directors have been named in a lawsuit, pending in the United States District Court for the District of Idaho, alleging violations of various federal and state laws, including claims under the Securities Act of 1933 and the Exchange Act of 1934 and state securities laws, and under the consumer protection laws of the states of Idaho and Washington. Plaintiffs seek actual damages, as well an punitive and treble damages, court costs and reasonable attorney's fees. The pleadings in the case do not specify a dollar amount of damages. However, counsel for the plaintiffs have indicated that plaintiffs consider their claim to be worth $4,000,000 and that their demand for settlement is $800,000. Management has indicated its intent to vigorously defend the action.

     The Company incurred net losses of $1,080,885 and $2,206,902 for the years ended June 30, 1996 and 1995, respectively. At June 30, 1996, the Company's current liabilities exceed its current assets by $1,220,656. In order to retain its rights to acquire the Bucaneros Property and its rights to develop and operate the Ensenada Property, the Company will need to make timely debt payments (Note 4) and timely concession rent payments discussed above. Failure to do so may require the Company to write off approximately $4,068,000 of equity in related assets. The Company is currently dependent oh infusions of cash from Doggart Trading, Ltd., and Mr. Hugh Downey to fund its operations. Mr Downey, who has advanced approximately $800,000 to the Company to date, on a demand

                    INTERNATIONAL RESORT DEVELOPERS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



10.  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (CONTINUED)

     basis, has a secured interest in the Company's shares in its wholly owned subsidiary, Langer Holdings Ltd. Langer Holdings Ltd. in turn holds 99% of the shares of Playas Palmeras S.A. and Ensenada Cruiseport Village S.A. de C.V., which hold most of the Company's assets and conduct virtually all of the Company's current business. Failure to meet a demand for payment by Mr. Downey could result, therefore, in the loss of the Company's business and assets. Doggart Trading Ltd. has committed to continue to fund, or secure funding for, the base operations of the Company through June 1997.

     Payment of these obligations and any significant development of the Company's real estate property will require obtaining bank financing or third party debt or equity funding to the Company. The Company is currently negotiating with a Mexican banking institution for long-term financing to pay its obligations timely and allow development of its real estate projects. The Company also believes that it may be able to renegotiate the terms of some of its short-term debt in order to reduce its current working capital demands.

     On May 12, 1997 The Company approved a 1 for 30 reverse stock split. The Company also approved a name change from "International Basic Resources, Inc.' to "International Resort Developers, Inc." The financial statements reflect the new name



11.  INCENTIVE STOCK OPTION PLAN

     In addition to the compensation presented above, on April 19, 1996, the Company adopted the International Basic Resources, Inc. 1996 Incentive Stock Option Plan whereby the Company reserved 10,000,000 of its common stock for use in granting stock options to officers and key employees.

     As of March 31, 1997 the following options are outstanding:



                         Number of      Exercise      Date        Options
                         Shares under    Price        Option     Exercised
                            Option      Per Share     Expires     To Date
                         ------------   ---------     -------    ---------
     Alton E. Jones       3,000,000     $ 0.359      4/18/2006    None
     Stephen Barker         750,000       0.359      4/18/2006    None


     The option price of $0.359 was determined based upon the NASDAQ trading share price at the date the options were granted.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         a) Results of Operations.

         During the quarter ended March 31, 1997, the Company's net loss from operations was $117,866, and net loss (after other income and loss) also $117,866; and for the nine month period ended March 31, 1997, the Company's loss from operations was $586,035, and net loss (after other income and loss) was $586,635. These figures compare with the following losses reported in the Company's Form 10-Q for a year earlier: a loss from operations of $59,563 for the quarter ended March 31, 1996, and net loss (after other income and loss) of $58,035 for that quarter; and a loss from operations of $210,377 for the nine-month period ended March 31, 1996, and net loss (after other income and loss) of $250,972 for that nine-month period.

         The reported losses, however, for the three month and nine-- month periods ended March 31, 1996, included oil and gas operations of the Company. On May 31, 1996, the Company sold its oil and gas assets. As a result, the audited financial statements of the Company were restated, as at June 30, 1996, to exclude revenues and expenses, associated with the current and historical oil and gas business of the Company, from "income (loss) from continuing operations." Oil and gas operations, including a loss of $458,227 in 1996 from the disposal of oil and gas assets, were tabulated separately as "discontinued operations." Inasmuch as the sole remaining activities of the Company, as of June 30, 1996, were real estate pre-development activities in Mexico, the financial statements of the Company categorized the Company as a "development stage enterprise."

         The loss from continuing operations of the Company, excluding oil and gas operations, in fiscal year ended June 30, 1996, was $616,216. The loss specifically associated with the Company's Mexican operations was $638,419. Of that amount, $303,514 constituted the write-off, in fiscal 1996, of costs which had been capitalized as of June 30, 1995, and were associated with projects which were abandoned in 1996, leaving $334,905 associated with ongoing Mexican operations, namely the Company's activities in connection with its Ensenada concession. Of those expenses, the largest components were legal and accounting fees of $143,078, officer salaries of $86,240, and other overhead and administrative expenses associated with the Company's Mexican operations of $70,962. Were the loss of the Company associated with its ongoing Mexican operations, for fiscal year ended June 30, 1996, pro-rated equally on a quarterly basis for that year, the amount of that loss for the nine-month period ended March 31, 1996 would be $244,295.

         The loss experienced by the Company, as described in the previous paragraph, does not include capitalized expenditures incurred in the Company's pre-development activities in Mexico, amounting to $774,579 in the nine-month period ended March 31, 1997 (exclusive of the Company's acquisition cost of $854,000 for its Ensenada concession, payable through a note amortizable commencing in April, 1998 and the issuance of stock), and $701,261 in the nine-month period ended March 31, 1996. The policy of the Company, insofar as capitalizing of costs is concerned, is that costs specifically identified with a project or property in the development or pre-development stage (e.g. fees/salaries of consultants, engineers or Company staff directly engaged in the planning of the Company's Ensenada Project, discussed below, or pre-development site work such as clearing of debris and moving fill dirt) are capitalized until and unless the acquisition or future development of the project becomes improbable. Indirect costs that do not clearly relate to project acquisition or development, including general and administrative expenses, are charged to expense as incurred.

         The increase in the Company's loss for the nine-month period ended March 31, 1997, compared with its loss in the nine-month period ended March 31, 1996 other than write-off of abandoned projects, is primarily attributable to the following: overhead and administrative expenses, together with officer salaries and office expenses, were $369,499, compared with from $121,316 (on a prorated basis) for the nine-month period ended March 31, 1996. The increase was primarily the result of the substantially increased activities of the Company in connection with its Ensenada project, in the current nine-month period, compared with the same period of a year earlier (the Company having acquired the concession in December, 1995, which was more than half-way through the earlier nine-month period). Such increase in overhead and administrative expenses, together with increased travel expenses from $6,840 (on a pro-rated basis) in the earlier nine-month period to $35,230 in the current nine-month period, as well as the expensing of a $30,000 fee paid to Heritage Distribution Corporation, also resulted from the pursuit by the Company of other business and financing opportunities which did not come to fruition (see discussion in the following paragraph). Lastly, legal and accounting expenses in the current nine-month period, compared to the earlier nine-month period (on a pro-rated basis), increased from $107,308 to $169,855.

         In the Company's restated annual report for fiscal 1996, it reported three proposed transactions, one with Heritage Distribution Group ("Heritage") for a prospective $30 million financing of the Company's development activities, and proposed acquisitions of RBC Enterprises, Inc. ("RBC") and Prime Interests, Inc. ("Prime"), two companies which have been engaged in real estate development activities in the United States. These proposed transactions did not materialize, and negotiations were terminated with respect to all three in December, 1996 (see discussion in Form 10-QSB for quarter ended December 31,
1996). The Company has not included as expenses in the Statement of Operations (or otherwise reflected as a liability) $172,000 which New York counsel, which represented the Company in connection with the prospective transactions, has indicated to Company it accrued as legal fees for such representation. New York counsel has indicated that it intends to seek payment of that amount. Neither has the Company included, as expenses in the Statement of Operations (or otherwise reflected as a liability) a $70,000 additional fee for "services and expenses" billed by Heritage Distribution Group in connection with the proposed financing. Management does not believe that either of these bills represent amounts properly due and owing. As of this time, these matters have not been resolved.

         The Company's net loss for fiscal 1996, including a loss of $464,669 from its discontinued oil and gas operations, including the disposal of its oil and gas assets, was $1,080,885.

         Liquidity and Capital Resources.

         The negative working capital position of the Company (current liabilities in excess of current assets), as of March 31, 1997, was $2,557,410, compared to $1,220,656 at June 30, 1996 and $2,064,297 at December 31, 1996. The
explanation for the increase since June 30, 1996 is set forth in the following paragraphs.

         Accrued payroll rose from $47,405 at June 30, 1996 to $91,450 at March 31, 1997 (approximately $81,000 of which is accrued to Armada, Inc., a wholly-owned corporation of Alton Jones, the former chief executive officer of the Company, who resigned after the close of the second quarter).

         Current debt (other than accounts payable) rose from $1,131,074 at June 30, 1996 to $2,375,281 at March 31, 1997. This increase is attributable primarily to $760,026 advanced during the second and third quarters of the current fiscal year by a British resident, Hugh Downey, to fund operations of the Company in Mexico (Mr. Downey is a business acquaintance of Patrick Magee, the

President of the Company); $121,255 advanced by Doggart Trading, Ltd. ("Doggart"), a substantial shareholder in the Company, during the first three quarters of the current fiscal year, to fund various administrative and consulting expenses; and the characterization as current debt of $494,000 owing to the sellers of the shares of two corporations in connection with the Company's acquisition of its concession in the Port of Ensenada (see discussion in Item 1, pages 9 - 15 of the Company's restated annual report for fiscal
1996). The $494,000 obligation is to be paid, beginning in April, 1997, in twelve equal monthly installments with interest at 8% on the unpaid balance. At June 30, 1996, only $123,500 of that debt was characterized as "current debt." (The Company has not commenced, as of this time, making payments on the installments, and intends to negotiate to extend the time of payments).

         The above-described advances by Doggart of $121,255, during the fiscal quarter ended March 31, 1997, have been utilized to fund administrative and overhead expenditures, including legal and accounting fees, and consulting fees and salary to David Lawrence, who holds the title of General Director of the Company's Mexican subsidiary Ensenada Cruiseport Village, S.A. de C.V., and Armada, Inc., a wholly owned corporation of Alton Jones, former President of the Company. The advances from Doggart are not secured, do not bear interest, and are convertible by the Company into common stock of the Company, as described in more detail below.

         The advances by Hugh Downey, in the amount of $472,000 during the second quarter, and in the amount of $288,026 during the third quarter, of the current fiscal year, as well as approximately $200,000 between March 31 and May 15, 1997 (see further discussion below), bear interest at the rate of 6% per annum, are payable immediately upon demand, and are secured by a pledge of 100% of the stock of Langer Holdings Ltd. ("Langer"), which is wholly owned Cayman Islands subsidiary of the Company. The stock of Langer is held in trust for Mr. Downey, as the secured party, by Eurobank Trust Company of the Cayman Islands. Langer owns 99% of the stock of Playas Palmeras, S.A. ("Playas") and 99% of the stock of Ensenada Cruiseport Village S.A. de C.V. ("Cruiseport"). The Company is the owner of the other 1% of the shares of Playas and Cruiseport. Playas, in turn, is the owner of 8.5 miles of coastal property in Campeche, Mexico, which (through its ownership of Playas Palmeras S.A. de C.V.) the Company has been holding for development since 1994, and Cruiseport is the owner of the concessions rights in Ensenada, Mexico, constituting the primary focus of the Company's activities over the past two years. Consequently, a default by the Company in meeting a demand for payment by Mr. Downey would result in the loss by the Company of its entire business and assets, if Mr. Downey exercised his rights in the event of such default. The Company lacks the resources, at the present time, to meet any demand for repayment by Mr. Downey of the advances to date.

         Pursuant to the loan and pledge agreement, Mr. Downey has the option of realizing or otherwise exploiting the rights over the pledged shares, in the event of default, so as to recover the advances; or alternatively, Mr. Downey, at his option, has the right to elect to acquire the pledged shares in satisfaction of the loan, in the event of default. The agreement pursuant to which Mr. Downey holds his rights further provides that while there is an outstanding balance on the loan, the Company will not exercise or attempt to exercise any voting rights in relation to the Langer shares except on the direction of the Lender. Accordingly, Mr. Downey has the power to effectively control the business of Playas and Cruiseport.

         The advances by Mr. Downey, to date, have been utilized to fund pre-development expenditures in Mexico; and in particular, to fund the expenditures of the Company during these quarters, in clearing, dirt moving and dredging operations on the Ensenada concession, discussed in more detail below.

         $1,000,000 of the current debt of the Company, as of March 31, 1997, is a payable of the Company to Granjas Los Bucaneros, S.A., due May 24, 1997. This amount is due for the completion of the purchase by the Company of 3.5 miles of coastal property adjoining Playas' 8.5 miles of coastal property in Campeche, Mexico. The Company does not have the right to develop or otherwise use the property being purchased from Granjas Los Bucaneros, S.A. until the $1,000,000 payment has been made; and the Company's contract with Granjas Los Bucaneros, S.A. provides that the Company will lose its rights in the land if the payment is not made by that time. The Company does not currently have the resources to make the payment due on May 24, 1997, and intends to seek an extension of the due date of this payment; but as of the filing of this report, has not done so.

         Accounts payable of the Company were approximately the same at March 31, 1997 ($78,230) as at March 31, 1996 ($74,446), and represented outstanding legal and accounting fees ($41,000), accrued travel expenses ($21,000) and other miscellaneous payables.

         Doggart, and certain entities which were shareholders of Doggart, have advanced substantial funds to the Company during the last two fiscal years, and during the first three quarters of the current fiscal year, for the conduct by the Company of its pre- development activities in Mexico and to meet administrative and overhead expenditures. Doggart is the entity which conveyed to the Company its 8.5 miles of coastal property in Campeche, Mexico, in 1994, which the Company continues to own through its subsidiary Playas Palmeras, S.A. (see pages 1 - 9 of Item 1 of the Company's restated annual report for fiscal
1996). The amount of advances by Doggart and its shareholders since July 1, 1994 has been as follows: Doggart - $935,286, Penistone Finance S.A. - $750,000, and Kestrel Management Corporation - $600,000, during fiscal years 1995 and 1996; and Doggart - $516,221 during the first three quarters of the current fiscal year. All of such advances made prior to June 30, 1996 have been converted, or agreed to be converted, into stock in the Company at the rate of $1.00 per share. The advances made during the first two quarters of the current fiscal year by Doggart have been agreed to be converted into common stock in the Company at the rate of $0.50 per share (i.e. 2 shares for each $1.00 of debt). As of the present time, 1,350,000 shares have been issued to Penistone Finance S.A. and Kestrel Management Corporation, and 50,000 shares to Doggart, in fulfillment of the above-described conversion of debt, and 1,675,218 shares have yet to be issued to Doggart.

         With respect to advances made by Doggart in each quarter ending after December 31, 1996, the Company and Doggart have agreed as follows: the Company will have the option to issue stock to Doggart, in conversion of such debt, at the average bid price for the Company's stock during the last five trading days of the respective quarter. The Company, as of this time, has not made a decision with respect to whether to convert the $121,255 of advances by Doggart, during the quarter ended March 31, 1997, into common stock.

         As of this time, Doggart has agreed to continue to fund administrative and/or pre-development needs of the Company during the current fiscal year (or to arrange for such funding from other persons, such as Mr. Hugh Downey, as described above), at a level comparable to the level of Doggart's and its shareholders' advances in previous years, with an option by the Company to issue stock in repayment of advances from Doggart as described above. Such advances, however, would not cover the very substantial capital expenditures which the Company must make to construct Phase I of the Ensenada Project and therefore to continue its rights with respect to the Ensenada Project (discussed further below), and to meet other capital commitments such as the purchase of the 3.5 miles of coastal property, described above, from Granjas Los Bucaneros, S.A. Furthermore, the Company cannot warrant the continuing ability of Doggart or others to finance needs of the Company.

         The auditors' report accompanying the financial statements of the Company as of June 30, 1996 indicate that the financial condition of the Company raises substantial doubt about the Company's ability to continue as a going concern. More specifically, the Company's ability to continue as a going concern is dependent upon securing very substantial financing, in the near future, to undertake its large planned capital projects in Ensenada, Mexico, as well as its ability to secure necessary funding to satisfy its working capital deficiency, to meet ongoing working capital needs, and to meet any demand by Mr. Downey for payment on his advances.

         The Company's subsidiary, in Mexico, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), holds a 35-year concession in the Port of Ensenada, Mexico, with an option on the part of Cruiseport to renew for an additional 12 years. The total focus of the Company's business and activities, at the present time, is on this concession.

         Pursuant to an agreement dated December 19, 1995 between the Company's subsidiary, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), and the Port Authority of Ensenada (the "concession agreement"), Cruiseport has been granted the right to build and operate a pier and cruiseship terminal and marina and marina village, together with associated commercial and tourist development in a designated area of approximately 47 acres in the Port of Ensenada, in consideration of substantial annual rental payments to the Port Authority. The concession agreement grants to Cruiseport the sole right to render extensive services within the concession area, and to charge and receive anchorage fees from cruise ships which arrive in the concession area.

         The concession agreement provides for staged annual rental payments by Cruiseport to the Port Authority, for its concession rights. Pursuant to a modification to that agreement, executed in November, 1996, the annual rental payments by Cruiseport are $54,000, $108,000, $280,000 and $560,000, in years one through four, respectively, and rising steadily thereafter to a level of $2,500,000 per year in years 25 through 32 and $2,999,000 per year in years 33 through 35. In addition to the fixed rental payments, the modified concession agreement provides that Cruiseport will pay an additional variable rental fee of 20% of the anchorage and port fees received by Cruiseport with respect to the total weight of cruise ships in excess of 18,900,000 gross tons in any year.

         The concession agreement provides for rights of cancellation of the concession by the Port Authority for non-performance by Cruiseport of its obligations under the concession, as well as financial penalties for non-compliance.

         Pursuant to the concession agreement, Cruiseport is committed to an investment program in the range of $25,000,000 over a five-year period, in fulfillment of a conceptual plan embodying three phases of construction.

         The Company delivered a "design of the works" to the Port Authority, in mid-1966, constituting a conceptual plan describing the three phases of construction; and the Company received approval of this plan, as well as necessary environmental approvals from the Mexican federal government.

         Phase I, at a current estimated cost of $12,000,000, encompasses the construction of two (2) piers (approximately 780' and 623' in length, respectively) suitable for use by large cruise ships, with related dredging and construction of a sea (retaining) wall, together with a smaller pier along the sea wall for medium size cruise ships. Phases II and III, at estimated costs of $4,800,000 and $8,900,000 respectively, encompass the construction of various facilities, including terminal building, commercial, specialty, retail and office space, marina slips, condominiums, apartments, and specialty docks.

         The original concession agreement of December 19, 1995 was modified by formal agreement between Cruiseport and the Port Authority in November, 1996 (which modification has been filed with the SEC as an exhibit to the Form 10-QSB for the Company's quarter ended December 31, 1996). The modification provides that the Company would provide detailed engineering and technical specifications to the Port Authority, respecting Phase I, prior to December 31, 1996 (which has been done) and respecting Phase II, on or before September 30, 1997.

         The concession agreement, as modified, provides that Cruiseport is obligated to begin work on Phase I by no later than March 15, 1997, and on Phase II within two months of such future time as it receives necessary approvals for that Phase, after submission of the engineering and technical specifications relating to that Phase. The Company's failure to meet either of those timelines would constitute a default under the concession agreement, giving the Port Authority the right to terminate the concession.

         On March 10, 1997, the Company commenced dredging work for Phase I, having received provisional authorization to do so. On March 14, 1997, the Board of Directors of the Port Authority of Ensenada met and ratified and confirmed the final authorization for work to begin on Phase I. As of that time, a local construction company in Ensenada, under the Company's supervision, had placed on site and begun to operate three 110-ton drag lines, operating from the shoreline, in the conduct of dredging operations. As of the date of the filing of this report, the dredging operations are still in process.

         The Company anticipates that it will complete the necessary dredging operations and shoreline rock containment work, in order to commence pier construction, by approximately June 30, 1997. After that time, further dredging operations will continue offshore, as pier construction is commenced and progresses, all of which is contingent upon the Company's ability to secure major financing, as discussed in greater detail below. The Company estimates that the budget for the work estimated to be completed by June 30, 1997 will approximate $1,000,000 to $1,250,000, inclusive of the current dredging operations, shoreline rock containment work, and work which was conducted by the Company during the first two quarters of this fiscal year (described below) in clearing debris and moving dirt from the above-water portion of its concession area.

         Hugh Downey, has, as above-described, advanced funds on a secured basis to enable the Company to conduct the work described in the previous paragraph, and as of the date of this report, such advances approximate $960,000. Mr. Downey has committed to fund up to $1,000,000 (including the $960,000 funded to date) for this phase, and the Company anticipates requesting Mr. Downey to advance such additional amounts as may be necessary to fulfill this phase, if, as the Company anticipates, such costs may total up to $1,250,000. Any such additional advances would be subject to the same terms, including interest rate and pledge of Langer shares, as above-described.

         Mr. Downey has made no commitments, nor does the Company have any expectations from him, concerning the major capital requirements of the Company to complete all of Phase I (estimated, as above described, to require approximately $12,000,000). Furthermore, management believes that if it is not able to secure commitments for such capital, and if it is not, accordingly, able to commence pier construction, within a reasonable time after completing its current phase of dredging and shoreline containment

(scheduled to be completed by June 30), such failure may give the Port Authority the right to terminate the Company's concession.

         The Company is currently diligently pursuing a commercial loan or loans for $7 million of the projected cost of Phase I, with the assistance of a Mexican banking institution, as well as private equity capital for the balance. Alternatively, the Company would seek one or more joint venture partners. However, it can give no assurances that it will be able to secure financing, equity capital, or joint venture partners, or that if it is able to do so, that it will be able to do so in a sufficient timely fashion. Management believes it to be likely that any lending institution will require that a percentage of the costs of Phase I (e.g. 30% or greater) be financed with equity.

         The Company has not yet entered into a construction contract with a Mexican general contractor for carrying out the balance of Phase I. (The contractor which has begun mechanical dredging operations on March 10, 1997 is a local operator who is not of the size or resources necessary to act as general contractor for the overall project). However, management does not believe that entering into a construction contract for the balance of Phase I will be protracted or difficult, when and if commitments for the capital required for Phase I are secured.

         The Company reported in its restated annual report for fiscal 1996 that it had been engaged, starting in the first quarter of the current fiscal year, in clearing debris from the above-water portion of its concession area, and was also engaged in moving dirt from its above-water concession area to an adjoining portion of the harbor for use as foundation fill for a federal Navy training center. Pursuant to its modified concession agreement, the activities of Cruiseport in supplying foundation fill for the federal Navy training center were formalized into an obligation to provide and move to the Navy site up to 200,000 cubic meters of such fill on or before December 31, 1996. Cruiseport met that commitment, and incurred approximately $450,000 of expenses in regard to its clearing and dirt moving activities, as of the end of the second quarter of 1996.

         In addition to the dependency of the Company on raising capital for its Ensenada project, the Company's ability to meet its obligation to Granjas Los Bucaneros, S.A. with regard to the above-described 3.5 miles of coastal property in Campeche, Mexico, and its ability to develop that 3.5 miles of coastal property and the adjoining 8.5 miles of coastal properties in Campeche which the Company acquired in 1994, depends upon the Company's ability to secure capital financing.

                                     PART II

Item 1. Legal Proceedings

         Reference is made to the Company's description, in its Form 10-QSB for the quarter ended December 31, 1996, of a legal action pending in the United States District Court for the District of Idaho, against the Company, various of its present and former officers and directors, and other individuals named Barry Gill and

Stephen Bailey and their spouses.

         A magistrate's recommendation to the Court that various of the federal and state claims be remanded to state court has now been confirmed by the Court.

Items 2. Changes in Securities.

         There are no reportable events in the quarter, concerning changes in securities.

         However, at a meeting of the shareholders held on May 12, 1997, the shareholders voted to amend the articles of incorporation of the Company by adding a provision which would cancel 29/30 of the outstanding and issued shares, resulting in each shareholder of the Company owning, thereafter, one share for each 30 shares previously owned by that shareholder. The amendment further provided that the number of authorized shares of the Company would remain at 100,000,000 shares, at par value per share of $0.10.

         As of the time of the shareholder's vote, there were 54,213,721 shares issued and outstanding. The amendment will result in the reduction of that number of issued and outstanding shares, currently, to 1,807,124 shares. The authorized, but unissued shares, will accordingly be 98,192,876 shares.

         The cancellation of 29/30 of the issued and outstanding shares was effective at the beginning of business on May 19, 1997.

         The Company mailed to shareholders on April 22, 1997, and filed with the Securities and Exchange on or about April 18, 1997, an Information Statement describing the above-stated proposed amendment to the articles of incorporation. In that Information

Statement, management indicated its belief that the consolidation of shares was advisable in order to increase the bid price of the Company's stock (currently, approximately $0.09 per share) and therefore attract investors to the Company, and in light of the current proposed NASDAQ rule change which requires a $1 minimum bid price per share for continued NASDAQ listing, without an exception to that requirement (as under the current rule) where the value of the total market float exceeds $1 million. At the same time, management indicated that it could not represent that consolidation of the issued shares, as provided by the amendment, would achieve any particular result in terms of the consequent bid price for the shares. The Information Statement is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities.

         No matter was submitted to a vote of security holders during the quarter ended March 31, 1997. However, at a shareholders' meeting held on May 12, 1997, the following resolutions were adopted:

         1. Amending the articles of incorporation to cancel 29/30 of the issued and outstanding shares, as described in Item 2 above.

         2. Amending the articles of incorporation to change the name of the Company to "International Resort Developers, Inc."

         3. Electing the following persons as directors of the Company: Patrick
J. Magee, Peter G.K. Oosthuizen, and Patrick Lappin.

         4. Appointing La Voie, Clark, Trading & May, P.C., Tucson, Arizona, as the accountants to audit the financial statements of the Company for its fiscal year ending June 30, 1997.

         The amendments to the Company's articles of incorporation, canceling 29/30 of the outstanding shares, and changing the name of the Company, were effective May 19, 1997.

         The number of votes cast in favor of each resolution, including each person elected as a director, was 31,630,909 votes (representing the same number of shares). There were no votes against any resolution, or against any person nominated as a director, or for any other person as director. The number of shares which were not represented in person or by proxy at the meeting, and for which no vote was therefore tabulated on any matter before the meeting, were 22,582,812 shares. Of these shares, 15,491,985 shares were held by brokers.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits -- 27 Financial Data Schedule (to be filed by amendment)
         (b) No Forms 8-K were filed during the quarter.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       INTERNATIONAL RESORT DEVELOPERS, INC.

May 19, 1997                            By: /s/ Patrick Magee
------------                                -------------------------------
date                                         Patrick Magee, President and
                                               Chief Financial Officer