Form 10KSB
period 1997-06-30
INTERNATIONAL RESORT DEVELOPERS INC
filed 1997-10-16
CIK 38483

                                   FORM 10-KSB


               ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO
                       THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              Annual Report for the fiscal year ended June 30, 1997
                           Commission File No. 1-6110

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                                FORMERLY KNOWN AS
                       International Basic Resources, Inc.


               IDAHO                                          82-0291307
               -----                                          ----------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

1801 West End Avenue,Suite 1110, Nashville, TN                   37203
----------------------------------------------                   -----
(address of principal executive offices)                       (zip code)

Issuer's telephone number  (615) 329-3300
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None


Securities registered under Section 12(g) of the Exchange Act:

                    Common shares, par value $0.10 per share
                    ----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

State issuer's revenues for its most recent fiscal year, as reported on its
financial statements:      $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,384,071 on October 9, 1997, calculated using 1,384,071 shares at $1.00 per share, which was the closing price on the NASDAQ small-cap market on October 9, 1997. (Doggart Trading, Ltd. and Inland Mortgage & Guaranty Co., Inc. are considered affiliates of the Company. See Item 11 respecting their shareholdings).

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 1997: 1,807,124
        ------------------------------

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

         The business of International Resort Developers, Inc. (the "Company") is that of real estate development and planning. Additionally, the Company has recently contracted to acquire a business by the name of Ameristar Worldwide Entertainment Corporation ("Ameristar") which is in the business of distributing residential broadcast satellite dishes, long-distance telephone services, internet access, and direct marketing services through television and the internet.

a. Business Development.

         The Company was incorporated in 1968 in Idaho with the intention of operating as a mining company. In 1983 due to a change in control of the Company, the business focus was redirected to oil and gas interests in Eastland County, Texas and real estate development and management in the State of Ohio. Real estate activities in Ohio were discontinued in 1994. Oil and gas well drilling and operations were conducted in Texas from 1983 until May 31, 1996. These operations generated operating losses for many years, leading to the Company's decision to sell its oil and gas business on May 31, 1996.

         In June, 1994, the Company acquired ownership of real estate in the State of Campeche, Mexico, located on the western coast of the Yucatan Peninsula. This real estate is owned by the Company's wholly-owned subsidiary, Playas Palmeras, S.A., a Mexican corporation. Since June 1994, the Company has pursued plans for the development of this real estate, and has acquired other real estate interests in Mexico. During the past three years, the primary focus of the Company's activities have been in Mexico; and since the late part of 1995, its primary focus has been on developing a concession which it acquired in the Port of Esenada, Mexico, for the construction of port facilities, inclusive of piers, as well as commercial and residential construction. This concession was sold by the Company in July of 1997.

         In May, 1997, the Company changed its name to International Resort Developers, Inc., in recognition of its focus on its resort development. At the same time, the share capital of the Company was consolidated on a 1 for 30 basis. Before the consolidation of shares, there were 54,213,721 shares outstanding. After consolidation, the number of outstanding shares was 1,807,124.

         Hereafter, in this report, all references to shares will be to post-consolidation figures. For example, even though 37,000,000 shares of the Company were contracted to be issued to Doggart Trading, Ltd. and its shareholders in connection with the acquisition by the Company, in June, 1994, of various properties in Campeche, Mexico, the figure will be stated in this report as 1/30 of that amount.


1. June 1994 Transaction with Doggart Trading, Ltd.

         Pursuant to various closing agreements concluded in June, 1994, the Company acquired 100% of the stock of Playas Palmeras S.A., a Mexican corporation, from Doggart Trading, Ltd. ("Doggart"), a Cayman Islands corporation. The Company acquired 1% of the stock directly from Doggart, and the other 99% through the acquisition from Doggart of 100% of the stock of Langer Holdings Ltd.("Langer"), a subsidiary of Doggart holding that 99% interest. The acquisition by the Company was in consideration of the Company's issuance of 1,233,333 shares of its common stock, 1,100,000 of which were then issued to seven Doggart shareholders and two other persons. The remaining 133,333 shares were to be issued to Doggart, without further consideration from Doggart, upon increase in the authorized capital of the Company. In April, 1996, the Company's authorized capital was increased, and the additional 133,333 shares were issued to Doggart in June, 1996.

         Playas Palmeras, S.A. ("Playas") owns fee title to two adjoining parcels of unimproved property in the State of Campeche, Mexico (the "Palmeras" parcel and the "Irvine" parcel). These parcels are contiguous beach-front properties which run approximately 8.5 miles in length along the coast of the Gulf of Mexico.

         The acquisition of the Palmeras and Irvine parcels in Campeche has been treated as a reverse asset acquisition, and, accordingly, is reflected on the balance sheet of the Company at the original cost to Doggart of acquiring its interest in the parcels in late 1993 and early 1994, namely $80,321.

         Management does not believe that the fair market value of the Palmeras and Irvine parcels is reflected by Doggart's acquisition cost. Rather, management believes that the prior owners were unable to pay liens and taxes encumbering the parcels, and were therefore forced to sell at a distress price.

         The basic agreements between the Company and Doggart, transferring a 100% interest in the parccels to the Company, were an agreement dated March 4, 1994, and an Addendum thereto dated June 7, 1994. These agreements conditioned the obligation of the Company to issue its shares for the above-described parcels on the parcels having an appraised value of not less than $10,000,000.

         Pursuant to its obligation under the agreements between the Company and Doggart, as set forth above, Doggart delivered to the Company an appraisal report prepared by Appraisal Group, Inc., 111 Northwest 183rd Street, Suite 350, Miami, Florida 33169. The date of the formal report is July 15, 1994, and was prepared by Thomas G. Spears, Senior Vice President of Appraisal Group, Inc. The report indicated that the fair market value of the 8.5 miles of coastal property was Thirteen Million Dollars, as of July 1, 1994. Market value, as defined in the report, was "the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus." The appraisal report was prepared on the assumption that the parcels would be placed to their highest and best use, namely a "world class destination resort." The appraisers assumed that the Palmeras parcel could be subdivided into 407 lots, including one large commercial lot; and that the Irvine parcel could be developed to include a 250-room resort hotel, retail space, restaurants, and 622 residential lots.

         Although management believes that the property has substantial potential for development, and the potential for realization of substantial proceeds in connection with the sale of undeveloped lots and/or the development of the property for hotels, condominiums, vacation homes and resort facilities, it makes no representations that the property could be sold in bulk (e.g. in one or more sales of substantial unimproved acreage) for the appraised figure, or as to whether in fact there would be a buyer in the current market for the property in bulk at any substantial price.

         The principles which guided the negotiations of the transaction between Doggart and the Company were as follows. The book net worth of the Company, as of June 30, 1994, without the Mexican property, was $1,921,282. Management did not consider the actual fair market net worth of the Company, without the Mexican property, to be in excess of its book net worth. The Company was acquiring property with an appraised value in excess of $10,000,000. Consequently, management considered it appropriate to issue 1,233,333 shares of stock in consideration for the acquisition of the Mexican property, since such number of shares, after issuance, would constitute 74% of the total number of outstanding shares, whereas the Mexican property, valued at $10,000,000, would constitute 83.8% of the combined value of that property plus the pre-existing book net worth of the Company.

         During the past three years, the Company has expended substantial effort in interesting developers in financing development of the Irvine and Palmeras parcels, and in exploring various forms of potential financing for such development, including financing from Mexican banks and from the Export-Import Bank of the United States. Such efforts have not been fruitful. Accordingly, management is now evaluating other avenues for exploiting the properties. In particular, management is developing plans and proposals for marketing individual lots through broad direct marketing efforts in the United States, utilizing satellite television and internet facilities. In that regard, management believes that its prospective acquisition of Ameristar Worldwide Entertainment Corporation may provide the means and structure for undertaking such marketing efforts (see discussion below).

         It is likely that substantial sums would be required to ready lots for sale; and that although small in comparison with the level of funds previously contemplated for full scale development of the infrastructure for commercial and touristic uses, requirements in the range of $1,000,000 over the coming year may be realistic. At the present time, the Company does not have financing or capital commitments for such funds.

         The following is a more detailed description of the Palmeras and Irvine parcels. (1) the Palmeras parcel runs approximately 6,000 meters along the coast of the Gulf of Mexico, on the western edge of the Yucatan Peninsula of Mexico, in the municipality of Champton, State of Campeche, and has an area of approximately 290,000 square meters. (2) the Irvine parcel, adjacent to the Palmeras parcel, runs approximately 8,144 meters along the coast of the Gulf of Mexico, and has an area of approximately 450,000 square meters. The parcels are bordered on their western side by the Gulf of Mexico, and on their eastern side by Mexican Federal Highway 180. Management estimates that a width of no less than 150 feet from the mean high water mark to the middle of the federal highway is required for development purposes, or for creation of lots for sale, and that the Company's parcels, along approximately 70% of their coastal length, exceed that width.

         The parcels experienced two hurricanes during the fall of 1995, but since they were (and are) completely unimproved, no significant damage occurred. The majority of the palm trees were blown over, substantial amounts of sand were deposited, and portions of Federal Highway 180 were damaged and closed for repairs. The repairs to the highway have been completed and the road is open, and portions of the road have been relocated from seven to seventy meters inland from the prior right of way. None of the effects of the hurricanes or the resulting relocation of Highway 180 have negatively affected the sales potential of the Company's property, in management's estimation.

         The parcels are in an undeveloped area, approximately twenty-five miles from the city of Champoton to the northeast, with a population of approximately 70,000 persons; approximately 60 miles from the city of Campeche (1990 population 150,518) to the northeast; approximately six miles from the fishing village of Sabancuy to the southwest, with a population of approximately 5,000; and approximately 50 miles from the city of Ciudad del Carmen (1990 population 83,806) to the southwest. Utilities, including electricity and water, are available from Sabancuy, electricity is available from high wires two to three miles east of the parcels, and water is available from aquifer approximately eight miles to the east of the parcels. Wires and pipes will be necessary to transport these utilities to the parcels; and any substantial development will require the construction of additional power substations by CFE, the federal entity which operates the electrical utility. Sewage treatment will require the construction of facilities on site. The Company does not currently intend to undertake the foregoing infrastructure development, and accordingly, such lack of infrastructure will lower the price at which lots can be sold, or potentially create an impediment to the sale of lots.

         There is no other real estate development in the areas of the State of Campeche immediately adjacent to the Company's parcels, although in the cities of Ciudad del Carmen and Campeche substantial real estate development has occurred. The property adjacent to the Irvine and Palmearas parcels is capable of development, and if it were developed as resort property, could be in direct competition with the Company. At the same time, however, additional development in the area would likely enhance the visitor base, promote tourism in general, and improve the area's attractiveness.


         2. The Ensenada Acquisition and Disposition.

         In December, 1995, the Company acquired concession rights to build and operate a cruise ship terminal and marina village at the Port of Ensenada, Baja California, Mexico. The principal activities of the Company in fiscal years 1996 and 1997 have been involved in planning for, and commencing, the development of facilities there.

         On July 19, 1997, the Company sold its concession rights to a major Philippine corporation, International Container Terminal Services, Inc. ("ICTSI"). The consideration for the transaction was $5,150,000. Of this amount, $3,950,000 has been received, $800,000 is to be paid in January, 1999, and $400,000 is to be paid in July, 1999. The latter payment of $400,000 is subject to reduction in the event that the purchaser suffers any loss as the result of certain specified contingent liabilities.

         The Company held its concession rights at the Port of Ensenada through a wholly owned subsidiary, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"). The form of sale to ICTSI was the sale by the Company of all of its stock in Cruiseport.

         The following constitutes a discussion of the business of the Company with respect to the Ensenada concession, since its acquisition of the concession rights.

         On December 14, 1995 the Company purchased the shares of two Mexican corporations, Ensenada Nautico Turistica, S. A. de C.V. ("ENT") and Terminales Maritimas Nacionales, S.A. de C.V. ("TMN"), which had been granted the rights, by the Department of Transport and Communication of the Mexican federal government, to build and operate a cruise ship terminal and marina village at the Port of Ensenada, Baja California, Mexico. The Company, through its subsidiary, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport"), agreed to purchase the shares of ENT and TMN for $854,000. The purchase price was payable $54,000 in cash, $360,000 in shares of stock of the Company to 45% in interest of the selling shareholders (the "45% selling group"), and $440,000 in shares of stock of the Company or in cash, at their option, to the other 55% in interest of the selling shareholders (the "55% selling group").

         The 55% selling group elected to take cash; and the agreement between the Company and the 45% selling group was later modified to be a cash payment as well. The Company and the selling groups agreed, in July, 1997, that the total amount due and owing to these two groups, including accrued interest, was $955,000; and that amount was paid to the selling groups out of the proceeds received by the Company from its sale of Cruiseport to ICTSI.

         After the closing of the agreement for the acquisition of the shares of ENT and TMN by the Company, the Department of Transport and Communications of the Mexican federal government and the Port Authority of Ensenada, in substitution for the concession rights previously held by ENT and TMN, granted concession rights directly to Cruiseport, pursuant to an agreement dated December 19, 1995, executed by ENT, TMN, Cruiseport and the Port Authority of Ensenada, entitled "Agreement on Partial Assignment of Rights." This agreement, as later further amended, is hereafter referred to as the "concession agreement," and the rights granted to Cruiseport thereunder, including the right to construct terminal, marina and associated facilities within a 47-acre assigned area of the Port, are hereafter referred to as the "concession."

         The Company treated the acquisition of the concession by Cruiseport from the Port Authority of Ensenada as an asset acquisition, capitalized at the purchase price of the stock of TMN and ENT, namely $854,000.

         The concession agreement granted to Cruiseport the right to exclusively profit from and exploit the "assigned area;" to render services in the assigned area, including maneuvers, anchoring, docking, embarkation and disembarkation, boating, tugging, tying, supplying of water, fuel, communication, electricity, collection of garbage, laundry, passenger luggage handling, and tourist services; and to carry out works and installations of tourist and commercial development in the assigned area, including condominiums, offices, restaurants, club house, commercial locales, etc.; to receive collections from the services provided by Cruiseport, at levels of rates established by the federal government; to determine priorities on docking of ships in the assigned area; to perform as agent for tourist cruises in order to hire all services, including pilotage and tugging; and to receive income on the anchorage rates of cruise ships anchored in the assigned area.

         The concession was for 35 years, beginning January 1, 1996. The concession agreement provided that this term could be extended for up to twelve additional years, pursuant to request presented by Cruiseport to the Port Authority during the last part of the original term of the agreement.

         The concession agreement provided for staged annual rental payments by Cruiseport to the Port Authority, for its concession rights. Pursuant to a modification to the agreement, executed in November, 1996, the annual rental payments by Cruiseport were established at $54,000, $108,000, $280,000 and $560,000, in years one through four, respectively, and rising steadily thereafter to a level of $2,500,000 per year in years 25 through 32 and $2,999,000 per year in years 33 through 35. In addition to the fixed rental payments, the modified concession agreement provided that Cruiseport would pay an additional variable rental fee of 20% of the anchorage and port fees received by Cruiseport with respect to the total weight of cruise ships in excess of 18,900,000 gross tons in any year.

         Pursuant to the concession agreement, Cruiseport was committed to an investment program in the range of $25,000,000 over a five-year period, in fulfillment of a conceptual plan embodying three phases of construction.

         The Company delivered a "design of the works" to the Port Authority, in mid-1996, constituting a conceptual plan describing the three phases of construction; and the Company received approval of this plan, as well as necessary environmental approvals from the Mexican federal government.

         Phase I, at an estimated cost of $12,000,000, encompassed the construction of two (2) piers (approximately 780' and 623' in length, respectively) suitable for use by large cruise ships, with related dredging and construction of a sea (retaining) wall, together with a smaller pier along the sea wall for medium size cruise ships. Phases II and III, at estimated costs of $4,800,000 and $8,900,000 respectively, encompassed the construction of various facilities, including terminal building, commercial, specialty, retail and office space, marina slips, condominiums, apartments, and specialty docks.

         The original concession agreement of December 19, 1995 was modified by formal agreement between Cruiseport and the Port Authority in November, 1996. The concession agreement, as modified, provided that Cruiseport was obligated to begin work on Phase I by no later than March 15, 1997. On March 10, 1997, the Company commenced dredging work for Phase I, having received pro- visional authorization to do so. On March 14, 1997, the Board of Directors of the Port Authority of Ensenada met and ratified and confirmed the final authorization for work to begin on Phase I.

         During fiscal 1997, the Company vigorously engaged in an effort to secure financing for Phase I -- namely $12,000,000. The Company was in regular communication with a major Mexican banking institution, which in turn assisted the Company in locating potential financing; and the Company, additionally, negotiated with various potential investor groups. None of the efforts were successful. The Company has reported in its recent filings that its continuing failure to secure such financing would likely result in the loss of its concession rights.

         As of June 30, 1996, the Company had capitalized $933,322 in expenditures associated with the planning and development of its Ensenada concession, inclusive of fees and expenses of consultants, planners, engineers, staff, and associated overhead, in connection with the development of plans, pursuit of financing, and negotiations with private and public parties to develop and finance the Ensenada concession. During its fiscal year ended June 30, 1997, the Company capitalized an additional $1,051,380 in expenditures, and an additional $300,000 subseqent to fiscal year end and prior to sale of the Project. Approximately $1,000,000 of these expenditures were for clearing of debris and dirt moving activities as well as the conduct of dredging operations preliminary to the commencement of pier construction.

         Cruiseport's objective, in acquiring and exploiting its concession at the Port of Ensenada, has been to profit over the years from cruise ship traffic to and from the Port, which the Company has anticipated would increase year to year, both as the result of the attractiveness of tourism to Mexico and specifically as the result of the Company's development activities at the Port and the Company's efforts to attract cruiseship traffic.

         However, the Company has been unable to obtain financing for the substantial capital costs involved in the project, notwithstanding its vigorous efforts during fiscal 1997 to obtain financing for Phase I. Although it commenced dredging operations in March of 1997, the Company was operating on the basis of advances from Hugh Downey, and without the required capital to continue to the next step in Phase I, namely pier construction. The Company's decision, therefore, to sell its concession, derived from its continuing inability to secure financing for the fulfillment of Phase I. Management was able to negotiate a sales price ($5,150,000, inclusive of a note for $1,200,000) which exceeded its capitalized investment in the project of $3,138,702 (inclusive of the approximate $300,000 capitalized after the end of fiscal year 1997, prior to sale). The capitalized costs, together with the the entire pre-operating expenses of the Company during fiscal years 1996 and 1997, were $4,479,624, or approximately $650,000 less than the sales price which the Company negotiated.


         3. Dardell Real Property Acquisition.

         In April, 1995 the Company entered into an agreement with Dardell International Limited ("Dardell"), a company unrelated to the Company prior to said agreement, for the purchase of a land contract between Dardell and a Mexican corporation named Granjas Los Bucaneros, S.A. Under the land contract, Granjas Los Bucaneros had the obligation to sell and Dardell had the obligation to purchase approximately 3.5 miles of unimproved beach-front property, constituting a total of 580 acres, in the State of Campeche, Mexico, adjacent to the Company's 8.5 miles of coastal property there.

         The agreement between the Company and Dardell provided that Dardell would sell and the Company would buy the above-described land contract for a price of $2,000,000, and that upon closing of the contract, that purchase price would be paid through the issuance of 100,000 shares of the Company's stock (as adjusted for the May 12, 1997 consolidation of shares) to Dardell.

         The Company determined that the issuance of 100,000 shares to Dardell in payment of the $2,000,000 purchase price for the land contract (i.e. valuing the shares at $20.10 per share on a post-May 12, 1997 consolidation basis) was appropriate based upon the trading range of the Company's stock during the previous month (March 1995) and up to the date the agreement was verbally consummated between the Company and Dardell, namely the first week of April, 1995.

         The contractual right acquired by the Company was subject to the requirement to make payment to the seller of the land, Granjas Los Bucaneros, S.A., in an amount of $1,050,000, with $50,000 due on or before May 29, 1995 and $1,000,000 due on or before May 24, 1997 (subsequently extended to May 24,
1998). The $50,000 due on or before May 29, 1995 was paid by the Company. Upon payment of the final installment of $1,000,000, Granjas Los Bucaneros, S.A. is obligated to execute a new deed transferring all its rights in the property to the Company. If that payment is not made by the Company on or before May 24, 1998, it will lose its rights in the property.

         Prior to making payment of the final installment, the Company does not have the right to develop or otherwise use the property.

         The Company has be unable, as of this time, to secure capital or other financing to make the $1,000,000 payment to Granjas Los Bucaneros.

         The Los Bucaneros contract right has been carried on the books of the Company at $3,097,002, representing the $2,000,000 in consideration paid to Dardell, the $1,000,000 encumbrance in the form of the further amount payable by the Company to Granjos Los Bucaneros, and $47,002 of capitalized costs incurred by the Company in connection with the acquisition of the contract right.

         4. Pending Acquisition of Ameristar Worldwide Entertainment Corporation ("Ameristar").

         On September 29, 1997, the Company entered into an agreement with Park Investments Limited ("Park"), a Liberian corporation with headquarters at 15 Hector Street, Herne Bay, Auckland, New Zealand, to acquire all of Park's stock in a Nevada corporation by the name of Growth Strategies, Inc. ("GSI"), whose address is 5300 West Sahara Avenue, Suite 101, Las Vegas, Nevada 89126. The sole shareholder, President and director of Park and

GSI is David Mackarness, a British citizen resident in Belgium, whose address is Avenue Walckiers 45, Brussels, Belgium 1160. The Secretary of GSI is Nigel Spinks, a British solicitor who, prior to June, 1995, was a director of International Resort Developers, Inc., is currently a director of Langer Holdings Ltd., a subsidiary of the Company, and has continued to be active in the negotiation of potential contracts for the Company, inclusive of the contract between the Company and Park.

         GSI had, in turn, in August of 1997, acquired certain of the assets utilized in a business conducted by a Tennessee corporation named Brightstar, Inc. ("Brightstar"). Based upon unaudited figures supplied to the Company, Brightstar had a stated book value of tangible and current assets, as of September 30, 1997, in the amount of $313,137,26 (including computer equipment and furniture with an approximate book value of $200,000, and other current assets with an approximate book value of $100,000), offset by current liabilities in the approximately amount of $50,000. The business of Brightstar had been conducted under the name "Ameristar Worldwide Entertainment Corporation", and GSI acquired from Brightstar, as well as the above-stated tangible assets, the right to utilize this name and various contractual relationships, as described below.

         The business conducted by Brightstar was the distribution of satellite dishes for capturing television signals, and related video and audio programming, as well as installation services, to the residential market throughout the United States, pursuant to a contractual relationship with Echostar Satellite Corporation ("EchoStar"), a manufactuerer and distributor of satellite dishes and related programming. EchoStar offers, through its network, approximately 500 channels to subscribers to its network.

         The business of Brightstar also included the sign-up of sub-agents to distribute the satellite dishes and related services, and the earning of sign-up fees from, and over-ride fees on sales by, such sub-agents. As of the date of acquisition by the Company of the assets of GSI, there were approximately 8,500 such sub-agents.

         GSI acquired from Brighstar, in addition to the name "Ameristar", Brightstar's contractual relationship with EchoStar and with the sub-agents above-described.

         The President, director and owner of Brightstar, prior to the acquisition of its assets by GSI, was one Samuel B. Watson of 9412 Highwood Hill Road, Brentwood, Tennessee. Mr. Watson has agreed to serve as the chief executive officer of Ameristar, as a subsidiary of the Company, pursuant to an employment contract cancelable by either party upon twelve months written notice, and has also agreed to serve as a director of the Company.

         The reported revenues of Brightstar, during the eighteen months it was in business, prior to the time of the sale of its assets to GSI, was approximately $3,000,000, and its net loss from operations over the previous 12 months approximately $1,000,000. However, management believes, based on discussions with Mr. Watson, that one of the principal contributors to a poor bottom line was the fact that Ameristar was not set up to process orders on a high volume basis. Management hopes to remedy that situation.

         The agreement between the Company and Park, to acquire all of the stock of GSI, is subject to approval by the shareholders of the Company, which meeting is anticipated to be held in November, 1997. In the interim period, the Company has advanced to GSI $650,000, $400,000 of which was utilized by GSI to repay a $400,000 note issued by GSI to Brightstar in connection with the acquisition by GSI of the assets and relationships of Brightstar. The remaining $250,000 has been used as operating capital by GSI. It is anticipated by the Company that it will be necessary to utilize approximately $400,000 of its additional capital to support deficit operations during the balance of calendar 1997, at which point management is hopeful that GSI will be operating on a break-even and then profitable basis.

         The agreement between Park and the Company, for the acquisition of the stock of GSI, is in consideration of the issuance by the Company of 340,000 shares of the Company's common stock to Park, which after issuance will amount to 15.2% of the enlarged capital of the Company, and 60,000 shares to Samuel B. Watson, which after issuance will amount to 2.7% of the enlarged capital of the Company.

         In addition to the foregoing payments, the contract between the Company and Park provides for the further issuance of 2,550 shares to Park and 450 shares to Samuel B. Watson for each $1,000 of after-tax profit earned by GSI in excess of $1,000,000 during each of the calendar years 1998 and 1999, as shown in GSI's audited accounts.

         GSI had conducted no business prior to its acquisition of the assets of Brightstar above discussed.

         GSI is in the process of changing its name to Ameristar Worldwide Entertainment Corporation, and will hereafter be referred to interchangeably as "Ameristar."

         In addition to continuing and intending to expand the business of Ameristar, as previously conducted by Brightstar, Inc., it is the intention of the Company to immediately target new areas of business, as well as utilize the business of

Ameristar to leverage the Company's Mexican property interests by utilizing the communications facilities of Echostar, as well as the internet, to market residential lots into which the Palmeras and Irvine parcels are and will be subdivided.

         EchoStar has indicated to the Company that it will permit the Company to have preferential rates to advertise on the EchoStar satellite network, and the Company intends to take advantage of this offer to promote its Mexican property interests as well as undertake other business ventures (discussed below) through the use of satellite television.

         Ameristar has also entered into a contract with UniDial Communications, Inc. ("UniDial") of Louisville, Kentucky, which is a nationwide provider of long-distance telephone services, internet access, multimedia conference services and data networking. Pursuant to the contract, it is intended that Ameristar, as an agent of UniDial, and on a commission basis, will place these services with small to medium size businesses and residential customers throughout the United States. Ameristar intends, in this regard, to utilize its nationwide distributor network.

         Through its relationship with UniDial, the Company plans to advertise its Mexican properties on the World Wide Web. Additionally, through its relationship with both UniDial and EchoStar, the Company intends to create a "Shopping Mall" on the internet and satellite television, through which it intends to market a variety of products and services on behalf of other companies, as well as promote its Mexican real estate.

         Ameristar has also entered a contract with Enhanced Personal Communications, Inc. of Atlanta, Georgia, pursuant to which Ameristar intends to market "virtual office services," including services to enable small businesses and residences to install and operate sophisticated computer and digital systems.

         It must be emphasized that except for the marketing of satellite dishes and related services on behalf of EchoStar, as above described, Ameristar has not been actively involved in the above described ventures. Consequently, no representations can be made, at this point, as to the profitability of the various businesses to be conducted by Ameristar.

         Prior to entering into its contract to acquire GSI the Company had, on August 25, 1997, entered into a contract to purchase all of the share capital of World Lynx Communications Corporation ("World Lynx") of 111 Center Street, Little Rock, Arkansas. World Lynx had previously acquired from GSI the assets which GSI had in turn acquired from Brightstar, including the Ameristar name, for a price which included a stock consideration, making GSI the largest shareholder in World Lynx. In further consideration for the assets which it had acquired from GSI, World Lynx had concurrently obligated itself to pay to GSI a royalty of 2 1/2% of net sales to be derived from the assets acquired from GSI.

         After announcing the prospective acquisition of World Lynx through a press release and the filing of a Form 8-K with respect to the prospective acquisition, the Company determined, on the basis of its due diligence investigation, to terminate the transaction, because the assets of World Lynx were subject to certain liabilities and encumbrances which were not acceptable to the Company. Accordingly, the parties to the Company's Agreement to acquire World Lynx entered into a Rescission Agreement on September 29, 1997 as a result of which the assets which GSI had transferred to World Lynx reverted to GSI. Park, as GSI's parent company, agreed to sell it's GSI shares to the Company on the terms and for the stock considerations mentioned above, but on the further basis that GSI would assume, in favor of Park, the royalty obligation of 2 1/2% of net sales that was previously to have been born by World Lynx in favor of GSI.

         In consideration of Park, as the parent company of GSI, consenting to GSI's releasing of the Company from its contract with World-Lynx and consenting to the revised contract, the Company has agreed to pay Park a royalty of 2 1/2% of net sales revenue of Ameristar on and after September 1, 1997. This obligation is in addition to the issuance of 400,000 shares by the Company to Park and Samuel Watson, as above described, and is in addition to the Company's advance of $400,000 to GSI which has in turn been paid by GSI to Brightstar for the Brightstar assets, as above-described.


         5. Abandoned Transactions.

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


ITEM 2. DESCRIPTION OF PROPERTY.


         The Company's properties are described in Item 1 above, with the exception of the following.

         The Company holds interests in five unpatented and three patented potential gold-bearing claims in Murray, Idaho, comprising approximately 100 acres. These claims are underlain with substantial underground tunneling from mining which ceased several decades ago. Historical reports of drilling and mining activity which took place in the late nineteenth century lead the Company to believe that there may be potential for underground mining of sulfate gold on a vein known as the Goldback vein, which is in part located on land covered by the Company's interests and which has never been mined. However, management believes that a substantial exploration program would be necessary in order to ascertain the existence of gold reserves and the viability of mining activities.

         The Company has devoted no time, attention or resources to its gold mining claims or evaluation of mining potential and prospects in the past several years, and has no present intention to do so.


ITEM 3. LEGAL PROCEEDINGS

         1) The Company, various of its present and former officers and directors (M. K. Miller, now deceased, Irwin A. Katz and Bryan Miller), together with one Barry Gill, and the respective wives of all of the foregoing, have been named as defendants in a lawsuit which was originally filed in May, 1994 by certain shareholders of the Company, in Idaho State District Court and then removed to the United States District Court for the District of Idaho. The suit alleged violations of the federal securities laws, state securities laws of Washington and Idaho, fraud, negligent misrepresentation, breach of contract, breach of fiduciary duty, and violations of the Washington and Idaho State

Consumer Protection Acts. The plaintiff shareholders contend that the Company, and its officers and directors, wrongfully assisted certain third parties, including Advance Capital Corporation and its agents, in the private sale of approximately 10,000 common shares of the Company (adjusted for the May 12, 1997 consolidation of shares) to the plaintiffs.

         In April, 1997, the federal court remanded all claims, except for a Rule 10(b)(5) claim under the federal Securities Exchange Act of 1934, back to state court. Motions for summary judgment by the defendants are pending in the state court; and the claim remaining in federal court is presently scheduled for trial in December, 1997.

         The Plaintiffs have not set forth in their pleadings a specific dollar amount of damages, though they seek actual damages, punitive damages, treble damanges, court costs and attorney fees. In a letter of Decebmer 5, 1996, counsel for the plaintiffs indicated that plaintiffs considered their claim to be worth $4,000,000, and that plaintiffs' demand for settlement, at that time, was $800,000.

         The Company and its officers and directors deny any involvement in the transactions between Advance Capital Corporation and the plaintiffs, or any other wrongdoing. The Company, and its trial counsel, believe plaintiffs' claims to be without merit, and the Company correspondingly believes plaintiffs' demands for settlement to be untenable. The Company intends to vigorously defend against the claims of the plaintiffs.

         2. The Company, together with former officers and directors of the Company, namely Allan Ferguson, Alton Jones and Nigel Spinks, have been named in a civil action commenced in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida, in July, 1997. The complaint has allegedly been served upon the the Company, but the Company considers the service to have been improper, and has filed a motion to dismiss for lack of personal jurisdiction.

         The action alleges that the defendants fraudulently induced plaintiff Andaurex International Inc., a Bermuda corporation, to purchase 66,666 shares of the Company (as adjusted for the May 12, 1997 consolidation of shares on a 1 for 30 basis) from shareholders of the Company; and in particular, that the defendants intended that said shares not be transferred into the name of Andaurex, or in street name, as and when promised, and that during the period in which the shares were not transferred on the books of the Company, their value allegedly declined from a high of $26.10 cents per share (as asjusted for the May 12, 1997 consolidation of shares) to $3.60 per share (as adjusted for said consolidation). The action claims for compensatory damages, together with costs and interest.

         The Company does not believe that the allegations against it have merit, and intends to answer and defend against the claim when and if properly served.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company held an annual shareholders meeting on May 12, 1997, in Los Angeles, California. The following matters were presented to and approved by the shareholders:

         1. Cancellation of shares. Amending the Articles of Incorporation of the Company by adding a provision thereto which canceled 29/30 of the outstanding and issued shares, resulting in each shareholder of the Company owning, thereafter, one share for each 30 shares previously owned by that shareholder. The amendment effectively provided that to the extent a shareholder owned less than 30 shares, he would thereafter own a fraction of a share equal to the number of shares he previously owned, divided by 30; and that to the extent a shareholder owned a number of shares greater than 30, but not exactly divisible by 30, he would thereafter own such exact number of shares, including a fraction of a share, resulting from the division of the number of shares which he previously owned by 30.

         The amendment to the Articles provided that the number of authorized shares of the Company would remain at 100,000,000 shares, at a par value per share of $0.10. Prior to the amendment, there were 54,213,721 shares issued and outstanding. The amendment reduced the number of issued and outstanding shares to 1,807,124 shares. After the amendment, the Company's authorized, unissued shares, were 98,192,876 shares.

         The amendment added a Section 7 to Article VI ("Capital Stock") of the Articles, which reads as follows:

         "29/30 of the issued and outstanding shares of the Corporation shall be canceled, effective at the beginning of business on the first business day following the filing of this resolution of shareholders, amending the articles of incorporation, with the State of Idaho. The cancellation shall result in each shareholder, as of the effective time of the cancellation, owning thereafter 1 share (including a fractional share where the number of shares owned as of such time is not exactly divisible by thirty) for each thirty shares or portion thereof owned as of the effective time of the cancellation. This cancellation of issued and outstanding shares shall not result in any cancellation of the authorized shares of the Corporation, which shall remain at 100,000,000 shares of common stock of ten cents ($.10) par value per share. The issued and outstanding shares of the Corporation which are canceled shall thereafter constitute authorized but unissued shares."

         2. Change of Name. Amending the Articles of Incorporation to change the name of the Company to "International Resort Developers, Inc."

         3. Election of directors. Electing the following three persons, nominated by management, as directors of the Company, to serve until the next annual meeting of shareholders or until their successors are otherwise duly elected: Patrick Joseph Magee, Pieter Gerhard Keyfer Oosthuizen, and Patrick Lappin.

         4. Appointing La Voie, Clark, Charvoz & May, P.C., Tucson, Arizona, as the accountants to audit the financial statements of the Company for its fiscal year ending June 30, 1997.






                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is listed on the NASDAQ small cap market. Effective for trading on May 19, 1997, the Company's stock was consolidated on a 1 for 30 basis. The following figures are not adjusted for such consolidation, and represent the actual high and low trading figures, both before and after consolidation. The high and low closing trading prices of such stock, for each quarter in the fiscal years ending June 30, 1996 and June 30, 1997 were as follows:

              1st Qtr.             2nd Qtr.              3rd Qtr.          4th Qtr.
1996     $0.563 -   0.313    $  0.531 -   0.344     $ 0.594 -  0.313   $0.844 -  0.313

1997     $0.625 - 0.21875    $0.46875 - 0.09375     $0.1875 - 0.0625   $.0625 - .03125
                                                                         (pre-5/19/97)
                                                                       $ 2.00 -   .875
                                                                         (post-5/18/97)

         On October 8, 1997, the Company's closing share price, on the NASDAQ small cap market, was $1.25.

         As of August 15, 1997, there were 409 stockholders of the Company, of record.

         There were no cash dividends declared on the Company's common stock in the fiscal years ended June 30, 1996 or June 30, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources.

         At June 30, 1997, the current assets of the Company (namely cash and receivables) were $1,176, and its current liabilities $3,314,436, for a net working capital deficit of $3,313,260. As a result of this deficit, and the fact that the Company has no current revenues or consistent sources of cash flow or operations other than its intention to develop productive operations as the result of the prospective acquisition of Ameristar Worldwide Entertainment Corporation, the Company's auditors have stated that the financial status of the Company raises substantial doubt about the Company's ability to continue as a going concern.

         Due to the total focus of the Company, through the end of the 1997 fiscal year, on developing its real estate interests in Mexico, the financial statements through June 30, 1997 have been prepared on the basis of the Company being a "development stage company." Management is optimistic that the acquisition of Ameristar Worldwide Entertainment Corporation will enable the Company to develop into a profitable operating Company. However, it must be emphasized that Ameristar has no history of profitable operations, and therefore no representations can be made in such regard.

         The working capital deficit of the Company increased by $2,092,604 from June 30, 1996. This increase was attributable to the following. The $854,000 purchase price incurred by the Company in the purchase, in 1995, of the Mexican companies which had previously owned the concession rights in the Port of Ensenada (referred to herein as "ENT" and "TMN"), was first recorded, in its entirety, in fiscal 1997, as a current liability. Previously, $370,500 had been recorded as long-term debt, and $360,000 of the purchase price had been recorded as subscriptions to stock, inasmuch as the Company was obligated to issue stock in payment of this portion of the purchase price.

The agreements were modified in fiscal 1997 to provide for payment of the entire purchase price in cash. (The entire purchase price was satisfied after year-end). Additionally, during fiscal 1997, Doggart Trading, Ltd. advanced to the Company, $516,215, and Hugh Downey $1,017,430, for the conduct by the Company of its operations, including capitalized and expensed costs for the Ensenada Project. Of the amounts advanced by these two parties, all of the advances by Hugh Downey and $121,155 of the advances by Doggart were recorded as current liabilities at June 30, 1997.

         The balance of the amount advanced by Doggart during fiscal 1997 was recorded as subscription to stock, pursuant to the agreement of the Company and Doggart to satisfy that balance (namely $394,600) for the issuance of 26,300 shares (a deemed value of $15 per share).

         The remainder of increase in current liabilities between fiscal 1996 and fiscal 1997 were an increase in accrued payroll from $47,405 to $121,575, and an increase in interest and royalties payable from $13,325 to $138,463. The accrued payroll at June 30, 1997 constituted amounts owing to two former officers of the Company, Alton Jones and Frank Cobb, which were satisfied after year end. The interest and royalties payable at fiscal year-end 1997 were the accrued interest on the aforesaid debt to Hugh Downey ($34,045) and on the payable to ENT and TMN ($91,093). These amounts were also satisfied after year-end.

         The "current portion of long-term debt", other than the above-described $854,000 owing to TMN and ENT, constitutes the amount payable, on May 24, 1998, to Granjas Los Bucaneros, D.A., to complete the purchase obligation of the Company with respect to the 3.5 miles of coastal property adjoining the Company's other 8.5 miles of coastal property in Campeche, Mexico.

         On July 19, 1997, the Company sold its Ensenada concession, as discussed in the earlier portion of this report. The sales price was $5,150,000, of which $3,950,000 was received in cash, and the balance in the form of promissory notes. The cash received by the Company was utilized to satisfy substantially all of the current liabilities of the Company as of June 30, 1997, with the exception of the amount owing on May 24, 1998 for the Los Bucaneros property, and the amount of $121,255 owing to Doggart Trading, Ltd. The proceeds of the sale of the Ensenada concession have also been utilized, since year end, to advance funds in the amount of $650,000 to Ameristar, in satisfaction of various of its debts and for working capital, in anticipation of the completion of the purchase of Ameristar by the Company (See discussion above). Additionally, $200,000 was paid as a fee to Mr. Downey for making his advances to the Company and forebearing in not demanding earlier repayment.

         As of October 1, 1997, the remaining cash in the Company's accounts, from the sale of its Ensenada concession, was $470,241 (exclusive of the notes receivable from the sale). Respecting the prospective acquisiton of GSI/Ameristar discussed above, management believes that the balance of the Company's liquid capital will be required to satisfy operating deficits of GSI/Ameristar incurred and to be incurred prior to calendar year-end 1997.

         Management is hopeful that the operations of GSI/Ameristar will have become self-sustaining by the beginning of 1998, and that GSI/Ameristar will operate profitably in 1998. However, no representations can be made to that effect. Furthermore, the Company's intentions with respect to the preparation of the Campeche property for sale of individual lots may require in the range of $1,000,000 of capital; and the payment by the Company of its obligation of $1,000,0000, to complete the purchase of the Los Bucaneros property, is due May 24, 1998.

         In order to partially fulfill its plans and obligations as set forth in the previous paragraph, the Company is attempting to discount $800,000 of the $1,200,000 in promissory notes which it has received in connection with the sale of the Ensenada concession, and has initiated discussions with a banking institution in said regard. However, no commitments have been received, as of this date, in said regard, and the Company has not otherwise determined at this time how it will raise the necessary capital to finance the plans and obligations discussed in the previous paragraph. The inability of the Company to meet its obligation with respect to the Los Bucaneros property would result in the forfeiture of the Company's interest in that land, and the consequent write-down of the $3,050,000 at which that property has been capitalized on the books of the Company. The inability of the Company to finance the necessary development of its Campeche property to permit the sale of individual lots would result in a delay or abandonment of such plans.

         GSI/Ameristar, to date of the contract between the Company and Park Investments Limited for the acquisition of the said company, operated at a substantial net loss. Although management is hopeful that it will be able to operate GSI/Ameristar profitably, no representations can be made in that regard. Furthermore, the Company does not have further commitments for financing or equity sources of capital which would fund continuing deficits. Although during the three fiscal years ended June 30, 1997, and during the first quarter of the current fiscal year, substantial advances were made to the Company by Doggart Trading, Ltd., various of its shareholders, and Hugh Downey, to fund operations and capital expenditures of the Company, there is no intention or probability that such advances will continue in the future.

         The Company's capitalized resources, as of June 30, 1997, included $2,838,702 of expenditures capitalized in connection with the Company's Ensenada Project (see discussion below), $3,050,000 as the Company's acquisition price for the Los Bucaneros Property in Campeche, Mexico, and $80,321 as the book value of the 8.5 miles of adjoining coastal property represented by the Company's Palmeras and Irvine parcels. The book value of the Palmeras and Irvine parcels are figures representing acquisition costs, and do not reflect appraisals which have been secured by the Company. (See item 1 above). Likewise, the book value of the Los Bucaneros Property is related to the value of stock issued by the Company for the right to acquire the property, and encumbrances burdening the property; and management does not represent that the current market value of the Los Bucaneros property equals the stated book value. The capitalized costs of the Company described above represent assets which are illiquid, and do not represent currently realizable value. However, the Ensenada Project was sold by the Company, after fiscal year end, for cash and notes exceeding the capitalized book value of the Project on the Company's balance sheet as of June 30, 1997.


         Results of Operations

         During its 1997 fscal year, the Company incurred a net loss of $705,684, compared with a net loss from continuing operations of $616,215 in fiscal 1996 and a net loss from continuing operations of $302,476 in fiscal 1995. (After deduction of losses from discontinued oil and gas operations, the net losses of the Company in fiscal 1996 and 1995 were $1,080,885 and $2,206,902, respectively).

         The losses of the Company in fiscal 1997 were almost entirely attributable to the pursuit by the Company of its real-estate development activities, and in particular its Ensenada Project. Additionally, the Company pursued potential real estate transactions in the United States, reported in its annual report filing for fiscal 1996; but these transactions were abandoned in December, 1996, as reported in the Company's quarterly report for the second quarter of the current fiscal year (ending December 31, 1996). The expenses of the Company include officer compensation, office expenses, travel, rent and legal and accounting fees. They do not include the substantial portion of expenditures for planning and associated pre-development efforts which were capitalized on the books. The reason for the increased amount of expenditures in fiscal 1997, compared with earlier years, is a function of the increased amount of activity and effort expended by the Company.

         During fiscal 1997, the Company capitalized $1,051,380 of expenditures incurred during that year in connection with its Ensenada Project. Such capitalized costs included fees and expenses of staff and consultants, and associated overhead, in connection with the development of plans and pursuit of financing for the Ensenada Project. Additionally, such costs included substantial amounts expended by the Company in fiscal 1997 in actual development work conducted on the Ensenada concession. As of June 30, 1997, the capitalized costs of the Company associated with its Ensenada Project were $2,838,702. As the result of the sale by the Company, in July, 1997, of the Ensenada Project, those capitalized costs will be removed from future financial statements of the Company.


Item 7. Financial Statements

         (following)

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



                        CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

INTERNATIONAL RESORT DEVELOPERS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITORS REPORT ON THE CONSOLIDATED
      FINANCIAL STATEMENTS................................................... 28-29

CONSOLIDATED BALANCE SHEETS.................................................. 30-31

CONSOLIDATED STATEMENTS OF OPERATIONS .......................................    32

CONSOLIDATED STATEMENTS OF CHANGES IN
       STOCKHOLDERS' EQUITY..................................................    33

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................ 34-35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................... 36-48

INDEPENDENT AUDITORS REPORT ON FINANCIAL SCHEDULE............................    49

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION......................    50

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
International Resort Developers, Inc.
Nashville, Tennessee


We have audited the accompanying consolidated balance sheets of International Resort Developers, Inc. (A Development Stage Enterprise) as of June 30, 1997, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Resort Developers, Inc. as of June 30, 1997, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements the Company incurred significant net losses for the years ended June 30, 1997, 1996 and 1995. At June 30, 1997 the Company's current liabilities exceed its current assets by $3,313,260. Subsequent to June 30, 1997 the Company sold its Ensenada project and reduced its current liabilities to approximately $1,000,000 owed on its Playas Palmeras property, which is due May 24, 1998. If the Company is unable to pay this liability timely it may lose its investment in this real estate which would result in a decrease in shareholders' equity of approximately $2,000,000. The Company is in the process of completing an acquisition of business assets it believes will generate cash flow and operating income. The Company has no current revenues, consistent sources of cash flow or operations other than its intention to develop productive operations of its proposed asset acquisition and development and resale of its land located in Campeche, Mexico. Both of these ventures are expected to require obtaining sources of working capital and long-term development capital. These conditions, as well as the uncertainties related to pending

Board of Directors
International Resort Developers, Inc.



litigation discussed in Note 13, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to pay its short-term debt and generate revenues, cash flow and business operations are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent to year end the Company has entered into an agreement, subject to shareholder approval, to acquire all of the outstanding stock of an entity which had recently acquired the operating assets of another entity. In anticipation of such approval, $650,000 has been advanced to the entity to date with another $400,000 likely to be needed to meet its cash flow needs through the end of 1997. Additionally, 400,000 shares of the Company's stock and a 2.5% roayalty on future net revenues of the entity, are to be exchanged for all of the outstanding stock of the entity. Furthermore, additional shares of the Company stock are to be paid in the event the entity meets certain operational targets. We have not been provided with sufficient audited financial information about the acquired operation to comply with the disclosure requirements, if any, that may be imposed.



LaVoie, Clark, Charvoz & May, P.C.
Tucson, Arizona
October 10, 1997

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              June 30,
                                                ------------------------------------
                                                   1997         1996         1995
                                                ----------   ----------   ----------
CURRENT ASSETS
Cash                                            $      876   $   38,173   $    1,616
Pipeline revenue receivable                            300        7,421       16,386
                                                ----------   ----------   ----------

     Total current assets                            1,176       45,594       18,002
                                                ----------   ----------   ----------

PROPERTY AND EQUIPMENT
Oil property                                                                  21,000
Gas property                                                               2,356,023
Mining property                                    250,430      250,430      250,430
Pipeline & pipeline equipment                                                405,838
                                                ----------   ----------   ----------
                                                   250,430      250,430    3,033,291
Less accumulated depreciation, depletion &
     valuation allowance                                                   2,305,164
                                                ----------   ----------   ----------

                                                   250,430      250,430      728,127
                                                ----------   ----------   ----------

OTHER ASSETS
Land, purchase rights concessions and related
     capitalized costs and improvements          6,180,764    5,129,384    3,831,898
Investment in unconsolidated companies              10,000       10,000       10,000
                                                ----------   ----------   ----------

                                                 6,190,764    5,139,384    3,841,898
                                                ----------   ----------   ----------

                                                $6,442,370   $5,435,408   $4,588,027
                                                ==========   ==========   ==========









   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              June 30,
                                                             -----------------------------------------
                                                                 1997           1996           1995
                                                             -----------    -----------    -----------
CURRENT LIABILITIES
Current debt                                                 $ 1,861,799    $ 1,131,074    $     9,853
Accounts payable                                                  53,914         74,446         21,735
Accrued payroll and related taxes                                121,575         47,405
Override royalty and interest payable                            138,463         13,325         14,745
Loans payable - Doggart Trading, Ltd. and Hugh Downey          1,138,685                        15,000
                                                             -----------    -----------    -----------

     Total Current Liabilities                                 3,314,436      1,266,250         61,333
                                                             -----------    -----------    -----------

LONG-TERM DEBT                                                                  370,500      1,000,000
                                                             -----------    -----------    -----------

DEFERRED INCOME TAXES PAYABLE - (NOTE 7)
                                                             -----------    -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                                  284,183        284,183        301,320
                                                             -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 13)
                                                             -----------    -----------    -----------

STOCKHOLDERS' EQUITY - after giving retroactive
         1.30 reverse stock split (See NOTE 1):
     Common Stock, $.10 par value, 100,000,000 shares
         authorized, 1,841,298 issued for 1997, 1,838,967
         issued for 1996 and 1,647,967 issued for 1995           184,129        183,897        164,797

     Additional paid in capital                                7,478,158      7,443,430      6,092,544

     Less shares of common stock held in Treasury-at cost;
         267 share for 1997, 1996 and 1995                        (2,895)        (2,895)        (2,895)
                                                             -----------    -----------    -----------

                                                               7,659,392      7,624,432      6,254,446
                                                             -----------    -----------    -----------

Retained Deficit:
     Accumulated from operations prior to the
         development state                                    (3,191,265)    (3,191,265)    (2,726,596)
Accumulated during the development stage                      (1,624,376)      (918,692)      (302,476)
                                                             -----------    -----------    -----------

                                                              (4,815,641)    (4,109,957)    (3,029,072)
                                                             -----------    -----------    -----------

       Total Stockholders' Equity                              2,843,751      3,514,475      3,225,374
                                                             -----------    -----------    -----------

                                                             $ 6,442,370    $ 5,435,408    $ 4,588,027
                                                             ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             Cumulative
                                                                                                          Operations From
                                                                                                          Inception of the
                                                                       For The Years Ended June 30,       Development Stage
                                                               -----------------------------------------  April 1, 1994 to
                                                                   1997           1996           1995      June 30, 1997
                                                               -----------    -----------    -----------  -----------------
REVENUES                                                       $         0    $         0    $         0    $         0

EXPENSES
Predevelopment costs expensed on abandoned projects                               303,514                       303,514
Real estate acquisition overhead and administrative expenses       205,644         70,962        289,446        566,052
Legal and accounting                                               220,514        143,078                       363,592
Officer salaries                                                   186,450         86,240                       272,690
Office expenses, rent and other                                     33,596         19,199                        52,795
Travel                                                              35,530          9,120                        44,650
Printing                                                             1,020          4,379                         5,399
Payroll taxes                                                       19,749          1,927                        21,676
                                                               -----------    -----------    -----------    -----------

Development Stage Loss - Preoperating                             (702,503)      (638,419)      (289,446)    (1,630,368)
                                                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)                                      (3,181)         5,067          3,678            497
Interest income
Bad debts                                                                                        (31,796)        (9,593)
Minority interest in subsidiary's net income                                       17,136          6,088          6,088
Gain on sale of real estate (prior to development stage)
                                                               -----------    -----------    -----------    -----------

                                                                    (3,181)        22,203        (22,030)        (3,008)
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                      (705,684)      (616,216)      (311,476)    (1,633,376)

PROVISION (CREDIT) FOR INCOME TAXES - (NOTE 7)                                                    (9,000)        (9,000)
                                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (705,684)      (616,216)      (302,476)   $(1,624,376)
                                                                                                            ===========

DISCONTINUED OPERATIONS - (NOTE 1)
     Loss from discontinued oil & gas operations - less
         applicable income tax
         credits of $0 in 1997, $0 in
           1996 and $53,000 in 1995                                                (6,442)    (1,904,426)
     Loss on disposal of oil & gas assets                                        (458,227)
                                                               -----------    -----------    -----------

NET INCOME (LOSS)                                              $  (705,684)   $(1,080,885)   $(2,206,902)
                                                               ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              1,835,975      1,683,152      1,534,168
                                                               ===========    ===========    ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS
         PER SHARE                                             $    (0.384)   $    (0.366)   $    (0.197)
                                                               ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE                                    $    (0.384)   $    (0.642)   $    (1.439)
                                                               ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY From July
                          1, 1994 through June 30, 1997


                                                                                                   Common Stock
                                                                                   --------------------------------------------
                                                                                                       Paid in
                                                        Per Share      Shares         Amount           Capital           Shares
                                                        ---------    ----------    ------------    ------------          ------
    BALANCE, JUNE 30, 1994                                           46,008,348    $  4,500,835    $ (1,674,167)          8,000

Shares canceled related to rescinded transaction        (Note 14)    (1,000,000)
Shares issued for payment of notes payable
   plus accrued interest to Daggart Trading, Inc.           1.00        205,373          20,537         184,836
Shares subscribed but unissued at June 30, 1995
   related to advances from Doggart Trading, Ltd.
   for use in real estate development and operations        1.00      1,225,300         122,530       1,102,770
Shares issued to Dardell International Ltd. to acquire
   real estate (Note 2)                                      .67      3,000,000         300,000       1,700,000
Net loss for the year ended June 30, 1995
                                                                     ----------    ------------    ------------          ------
     BALANCE, JUNE 30, 1995                                          49,439,021       4,943,902       1,313,439           8,000

Shares subscribed but unissued at June 30, 1996
   related to advances from Doggart Trading, Ltd.
   for use in real estate development and operations        1.00        235,286          23,529         211,757
Shares issued for payment of advances payable
   to Doggart Trading, Ltd.                                 1.00        774,700          77,470         697,230
Shares subscribed for acquisition of 45% of Ensenada
   concession rights                                         .50        720,000          72,000         288,000
Shares issued for acquisition of Langer Holdings, Ltd.   (Note 2)     4,000,000         400,000       3,600,000
Adjustment to reflect excess of contract purchase
   price over Transferor's cost                          (Note 2)                                    (4,000,000)
Net loss for the year ended June 30, 1996
                                                                     ----------    ------------    ------------          ------
     BALANCE, JUNE 30, 1996                                          55,169,007       5,516,901       2,110,426           8,000

Shares subscribed but unissued at June 30, 1997
   related to $394,960 of advances from Doggart
   Trading, Ltd. for use in development of the
   Ensenada project                                          .50        789,920          78,992         315,968
Recision of shares subscribed for acquisition
   of 45% of Ensenada concession rights
   due to renegotiations                                 (Note 2)      (720,000)        (72,000)       (288,000)
One for thirty reverse stock split approved
   May 12, 1997                                          (Note 1)   (53,397,629)     (5,339,764)      5,339,764          (7,733)
Net loss for the year ended June 30, 1997
                                                                     ----------    ------------    ------------          ------

     BALANCE, JUNE 30, 1997                                           1,841,298    $    184,129    $  7,478,158             267
                                                                     ==========    ============    ============          ======


                                                                                                           Cumulative
                                                                      Treasury Stock                      Changes from
                                                           ----------------------------------------     Inception of the
                                                                         Retained         Total        Development Stage
                                                                         Earnings     Stockholders'     April 1, 1994 to
                                                            Amount      (Deficit)        Equity          June 30, 1997
                                                           --------   ------------    ------------     -----------------
    BALANCE, JUNE 30, 1994                                 $(2,895)   $   (822,170)   $  2,001,603       $    349,212

Shares canceled related to rescinded transaction
Shares issued for payment of notes payable
   plus accrued interest to Daggart Trading, Inc.                                          205,373            205,373
Shares subscribed but unissued at June 30, 1995
   related to advances from Doggart Trading, Ltd.
   for use in real estate development and operations                                     1,225,300          1,225,300
Shares issued to Dardell International Ltd. to acquire
   real estate (Note 2)                                                                       2,000,000          2,000,000
Net loss for the year ended June 30, 1995                               (2,206,902)     (2,206,902)          (302,476)
                                                           -------    ------------    ------------       ------------
     BALANCE, JUNE 30, 1995                                 (2,895)     (3,029,072)     3,225,374

Shares subscribed but unissued at June 30, 1996
   related to advances from Doggart Trading, Ltd.
   for use in real estate development and operations                                       235,286            235,286
Shares issued for payment of advances payable
   to Doggart Trading, Ltd.                                                                774,700            774,700
Shares subscribed for acquisition of 45% of Ensenada
   concession rights                                                                       360,000            360,000
Shares issued for acquisition of Langer Holdings, Ltd.                                   4,000,000          4,000,000
Adjustment to reflect excess of contract purchase
   price over Transferor's cost                                                         (4,000,000)        (4,000,000)
Net loss for the year ended June 30, 1996                               (1,080,885)     (1,080,885)          (616,216)
                                                           -------    ------------    ------------       ------------
     BALANCE, JUNE 30, 1996                                 (2,895)     (4,109,957)      3,514,475

Shares subscribed but unissued at June 30, 1997
   related to $394,960 of advances from Doggart
   Trading, Ltd. for use in development of the
   Ensenada project                                                                        394,960            394,960
Recision of shares subscribed for acquisition
   of 45% of Ensenada concession rights
   due to renegotiations                                                                  (360,000)          (360,000)
One for thirty reverse stock split approved
   May 12, 1997
Net loss for the year ended June 30, 1997                                 (705,684)       (705,684)          (705,684)
                                                           -------    ------------    ------------       ------------

     BALANCE, JUNE 30, 1997                                $(2,895)   $ (4,815,641)   $  2,843,751       $  3,560,455
                                                           =======    ============    ============       ============



The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                  Cumulative
                                                                                                                  Operations From
                                                                                                               Inception of the
                                                                                                                Development Stage
                                                   For   The
Years Ended June 30,                                      April 1, 1994 to
                                                                    1997            1996          1995          June 30, 1997
                                                               --------------  ----------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $(705,684)    $(1,080,885)  $(2,206,902)          $(4,184,298)
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, depletion, amortization
           & valuation allowance                                                      19,470     1,685,638            1,736,814
        Gain on sale of real estate and easement                                                                         26,112
        Issue of stock for services                                                                                       33,325
        Issue of stock in payment of interest                                                         5,373                5,373
        Loss on disposal of oil & gas assets                                         458,227                             458,227
        Write-down of predevelopment costs for abanded projects                      303,514                             303,514
        Minority interest in current operations of subsidiary                        (17,137)       (6,088)                 (712)
     Change in assets and liabilities:
        Decrease (increase) in accounts receivable                     7,121           8,965        46,418                48,305
        Decrease in interest receivable                                                                                   42,750
        Decrease in prepaid expenses                                                                                       5,725
        Increase (decrease) in accounts payable and
           accrued expenses                                          178,776          98,696      (39,234)               258,444
        Decrease in current income taxes payable                                                   (16,000)              (16,000)
        Decrease in interest payable                                                                  (575)              (10,214)
        Decrease in deferred income taxes payable                                                  (54,000)              (60,000)
        (Decrease) increase in other loans payable                       224           (2,279)          3,921              1,866
                                                           ----------------- ---------------- ---------------   ----------------

           Net cash used by operating activities                    (519,563)       (211,429)     (581,449)           (1,350,769)
                                                               -------------    ------------  ------------          ------------

INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                                                           8,303
Acquisition of Bucaneros purchase rights                                                        (1,050,000)           (1,050,000)
Capitalized real estate predevelopment costs                      (1,051,380)       (747,000)     (701,577)           (2,499,957)
Capitalized oil & gas development costs, net of dry hole costs                                                           (23,495)
Payment for property and equipment                                                                                         60,346
Acquisition of Ensenada concession rights                                           (494,000)                           (494,000)
                                                        ---------------------  -------------  ----------------------------------

           Net cash (used) provided by investing activities       (1,051,380)     (1,241,000)   (1,751,577)           (3,998,803)
                                                                ------------    ------------  ------------          ------------

FINANCING ACTIVITIES:
Additions to debt:
     Short-term                                                    1,533,645       1,118,486     1,340,300             3,993,311
     Long-term                                                                       370,500     1,000,000             1,370,500
Payments on debt:
     Short-term                                                                                    (50,000)              (30,875)
Decrease in short-term loans from officer                                                                                   (10,338)
                                                        ---------------------  ----------------------------------------------------

           Net cash provided from financing activities            1, 533,645       1,488,986     2,290,300             5,322,598
                                                             ----------------    -----------   -----------          ------------

NET INCREASE (DECREASE) IN CASH                                      (37,298)         36,557       (42,726)              (26,974)

CASH AT BEGINNING OF YEAR                                             38,173          1,6116         44,342                27,849
                                                             ---------------- ------------------------------      ---------------

CASH AT END OF YEAR                                                     $875         $38,173        $1,616                  $875
                                                             ===============   ============= =============       ===============

Taxes paid during the year                                                $0                 $0       $3,981              $7,962
                                                          ==================================================      ==============

Interest paid during the year                                             $0                 $0       $5,373              $69,352
                                                          ==================================================       ==============


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended June 30, 1997, 1996 and 1995


SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year ended June 30, 1994 the Company issued a total of 66,648 shares of its stock at $.50 per share for various legal and consulting services.

In fiscal year ended June 30, 1994 the Company sold 5 acres of land for $500,000 which consisted of $100,000 down payment applied directly to company debt and the balance in the form of a real estate contract in the amount of $400,000. On May 31, 1995 the Company used the above real estate contract, plus accrued interest, and approximately 18 acres of land located in Centerville, Ohio to retire all the outstanding debt of the Company to its affiliates which totaled $847,160.

On August 10, 1994 a note receivable held by the Company in the amount of $112, 941 was exchanged for the assumption, by International Mortgage and Guaranty Co.
(IMG), of various of the Company's obligations to IMG and other creditors.

In fiscal year ended June 30, 1994 the Company exchanged and forgave the debt of B.M. Woods in the amount of $49,974. B.M. Woods assumed Company liabilities for overriding royalty fees payable in the amount of the debt.

In fiscal year ended June 30, 1995 the Company issued 205,373 shares to retire $200,000 in advances payable to Doggart Trading, Ltd. and to pay $5,373 in accrued interest at $1.00 per share. The Company also subscribed 1,225,300 shares to retire $1,225,300 in advances from Doggart Trading, Ltd., related to Mexico real estate development costs.

In fiscal year June 30, 1995 the Company issued 3,000,000 shares of its stock at $.67 per share in settlement of the acquisition price of $2,000,000 for the purchase rights to the Los Bucaneros property.

In fiscal year ended June 30, 1996 the Company issued 2,000,000 shares, at $1.00 per share, to retire $1,225,300 of subscriptions from the prior year and to retire $774,700 in advances payable to Doggart Trading, Ltd. for 1996. The Company also subscribed 235,286 shares to retire $235,286 in advances from Doggart Trading, Ltd., related to Mexico real estate development costs.

In fiscal year ended June 30, 1996 the Company issued 720,000 shares, at $.50 per share, as part of an acquisition agreement to acquire concession rights in Ensenada (Note 2).

In June 1996 the Company issued 4,000,000 shares as part of the original acquisition agreement for the Playas Palmeras property (Note 2). Since the original transaction was treated as a reverse acquisition the value of these shares issued is limited to the transferor's cost which was recorded in 1994. Accordingly, these shares were issued at no additional book value to the Company.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Continued)

On May 12, 1997 the shareholders approved a one for thirty reverse stock split resulting in a decrease in common stock and increase in paid in capital of $5,339,763.

During June 1997 the Company subscribed for issuance 789,920 shares, at $.50 per share, to retire advances of $394,960 payable to Doggart Trading, Ltd. for 1997.

During June 1997 the company completed a renegotiation with sellers of 45% of the Ensenada project to pay the acquisition price of $360,000 in cash rather than with the Company's stock, as previously agreed. This resulted in an increase in current liabilities and a reduction of shareholder equity of $360,000.


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization - The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc. and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the Company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996 the Company acquired land holdings, oil and gas leases and a pipeline gathering facility. In April 1994 the Company decided to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May, 1996 the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale the Company had no operations and was focusing solely on real estate development. The Company considers itself to be a development stage enterprise and considers the inception of this development stage to be April, 1994, when it began its current real estate and development activities. During 1997 the Company changed its name from International Basic Resources, Inc. to International Resort Developers, Inc.

Principles of Consolidation - The consolidated statements include the accounts of International Basic Resources, Inc. and subsidiaries (Carson Industries Corporation, Texas NGPP, Inc., Langer Holdings, Ltd. and Playas Palmeras, S.A.). All significant intercompany accounts and transactions are eliminated.

Receivables - The Company expects to collect the full amount of its receivables. There is no allowance for uncollectible accounts as of June 30, 1997.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed currently. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income. Depletion is computed using the unit-of-production method.

Exploration Costs - The Company uses the successful efforts method of accounting whereby development costs, whether productive or nonproductive, are capitalized and amortized using the unit-of-production method. All geological and geophysical costs are expensed as incurred and all exploratory drilling costs are initially capitalized and the cost of an unsuccessful well is charged to expense when it is determined to be nonproductive.

Evaluation of Impairment of Oil and Gas and Mining Properties -

Proved oil and gas:

The Company periodically assesses the potential impairment of its proved oil and gas properties by comparing the net capitalized cost to projected undiscounted future net cash flows. The excess of net capitalized cost over projected undiscounted future net cash flows is adjusted as a charge to current operations through a valuation allowance offset to the respective assets.

Unproved oil and gas:

The Company periodically assesses the potential impairment of its unproved oil and gas properties. Among the factors considered are drilling of a dry hole with no firm plans to continue drilling or the approaching expiration of a lease without commencement of drilling on the property or adjoining properties. If impairment is determined to have occurred, a charge is made to operations through a valuation allowance offset to the respective assets.

Mining property:

Exploration, acquisition and development costs of mining properties are capitalized for properties with potential viable mineral reserves sufficient to economically recover the capitalized costs. Exploration costs incurred which do not lead to the discovery of potential viable general reserves are expensed. When production is commenced, capitalized costs are depleted using the units of production method. Net undepleted capitalized costs are compared to future undiscounted net cash flows in evaluating impairment. If impairment has occurred, a charge is made to operations through a valuation allowance offset to the respective assets. There are currently no mining assets under development or production.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Real Estate Acquisition and Development Costs - Payments made by the Company to obtain an option to acquire real estate are capitalized as incurred. All other costs that are specifically identified with a project or property are capitalized unless the acquisition or future development of the project is, or becomes, improbable. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Indirect costs that do not clearly relate to project acquisition or development, including general and administrative expenses, are charged to expense as incurred.

Net Income Per Share - Earnings per share is computed using the weighted average number of common shares outstanding during each period. Outstanding common stock equivalents, consisting of shares under option and outstanding warrants, do not have a significant dilutive effect on earnings per share. Any shares subscribed but unissued at year end are included in the weighted average number of shares outstanding for purposes of computing earnings per share. On May 12, 1997 the shareholders approved a one for thirty reverse stock split. Earnings per share computations have been retroactively computed giving effect for this event.

Development Stage Activities of Real Estate Segment - As discussed in Note 2, the Company's stock ownership changed significantly during March, 1994. Since April 1994 the Company has been in the development stage related to its real estate acquisition and development activities through its wholly owned subsidiary Langer holdings, Ltd. Operations related to real estate activities in the development stage are as follows:

The Company has undertaken acquisition and development of the Playas Palmeras and Bucaneros Properties discussed in Note 2. The Company also incurred predevelopment costs associated with certain properties in the Yucatan and Campeche area of Mexico it intended to jointly develop with DSC, S.A. de C.V.
(DSC) during 1995. During 1996 these projects were abandoned and the related capitalized predevelopment costs of $303,514 were expensed.

On December 14, 1995 the Company entered into an agreement to effectively acquire the concession rights to build and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico.

In May 1996 the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to this sale the Company had no operations and focused solely on the real estate development. The Company considers itself to be a development stage enterprise and considers the inception of this development stage to be April 1994, when it began its current real estate and development activities.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During August 1997 the company sold all of its rights to develop and operate its Ensenada project to an unrelated third party for $5,150,000 (Note 2).

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 1997, 1996 and 1995.

Use of Estimates in the preparation of Financial Statement Amounts - The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reverse Stock Split -On May 12, 1997 the Company's shareholders approved a one for thirty stock split. The notes to the financial statements related to periods prior to this action have not been retroactively restated to reflect the effect of this change.

NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE

During March 1994, the Company entered into an acquisition agreement with Doggart Trading, LTD, a Grand Cayman, B.W.I. Corporation (Doggart) to acquire its 100% interest in Langer Holdings, LTD. (Langer) and Langer's 99% owned subsidiary Playas Palmeras, S.A. (Playas) in exchange for 33,000,000 common shares of the Company being issued to the shareholders of Doggart. The agreement also includes a commitment to issue an additional 4,000,000 shares of the Company when the board of directors approves an increase in the authorized shares of the Company in an equal or greater amount. In April 1996 the authorized shares were increased and the additional 4,000,000 shares were issued.

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE (Continued)

During May 1995 the Company purchased the acquisition right to approximately 3.5 miles of contiguous unimproved beach property known as Los Bucaneros. The Company assumed the seller's underlying debt of $1,050,000 and issued 3,000,000 shares of stock at $.67 per share for a total acquisition price of $3,050,000. During May, 1995, $50,000 was paid by the Company for the matured portion of the note payable assumed. The balance of $1,000,000 is payable on May 24, 1998 (Note
5).

On December 14, 1995 the Company entered into an agreement to effectively acquire the concession rights to develop and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico. The acquisition price was $854,000 which the Company agreed to pay with subscribed shares of stock for $360,000 at $.50 per share and an obligation to pay the balance of $494,000 in cash or with shares at the option of the sellers. The sellers exercised their right to receive cash and have agreed to be paid in twelve equal principal installments starting April 1, 1997 plus interest at 8% (Note 5). These payment terms were renegotiated with the sellers and the Company during June 1997. The new terms called for all $854,000, plus accrued interest from the date of sale, to be paid in cash. During August 1997, subsequent to the sale of the Ensenada project by the Company, this obligation was paid by the Company including accrued interest of $91,093.


NOTE 3--MINING PROPERTY

The mining property consists of:

a) A contiguous group of twenty-one (21) unpatented mining claims situated in the St. Joe Mining District, Shoshone County, Idaho;

b) A multi-year leasehold interest on the Daddy Lode mining claims, and ownership of the Mother Lode patented mining claims situated in the Summit Mining District, Shoshone County, State of Idaho, together with fee ownership of certain unpatented mining claims contiguous to the Mother Lode property, all of which are of interest to the Company for purported gold potential. In May 1989, the Company executed a lease/joint venture contract with Newmont Exploration Company for the entire Mother Lode and Daddy Lode group of patented and unpatented mining claims in Shoshone County, Idaho. Newmont subsequently reassigned all the Mother Lode and Daddy Lode group properties to the Company. The Company started to develop the vein found by Newmont in June 1990 by contracting General Mine Services Corp. to work on this property. Work has since been suspended on this property until additional funding for development can be obtained.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 4--PIPELINE AND PIPELINE EQUIPMENT

On April 22, 1985, the company purchased a six (6) mile pipeline gathering facility. The facility serves the oil and gas properties acquired by the company. These assets were sold during May 1996 as part of the Company's disposal of its oil and gas operations.


NOTE 5--CURRENT DEBT

Current debt of the Company at June 30, 1997 consist of the following:

Deed of Trust payable to Granjas Los Bucaneros to
complete the acquisition of 3.5 miles of beach-front
property which is adjacent to the Company's property
known as Playas Palmeras (Note 2). During 1997 the
Company obtained a one year extension of its due date
for this debt. The balance is due May 24, 1998. If
the Company does not make this payment it may lose
its rights to acquire and develop this property and
would realize a reduction of shareholder equity of
approximately $2,000.000.                                             $1,000,000

Note payable to the sellers of the Ensenada
Project (Note 2). This note is payable in twelve
equal principal payments starting April 1, 1997
plus interest at 8%. This note was renegotiated
during June 1997 and paid, plus accrued interest
of $91,093, during August 1997 (Note 2).                                 854,000

Advances payable to Hugh Downey, interest at 6%
payable on demand, secured by all assets of the
Company. These advances, plus accrued interest
of $34,200 and a loan fee of $200,000, were paid
during August 1997 by the Company.                                     1,017,430

Advances payable to Doggart Trading, Ltd.,
interest at 6% payable on demand, unsecured.                             121,255

Other advances payable                                                     7,799
                                                                      ----------

Total Current Debt                                                    $3,000,484
                                                                      ==========

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 5--CURRENT AND LONG-TERM DEBT (Continued)

In settlement of a long-term debt in May 1994, to an affiliated company, the Company agreed to a 6 1/4% overriding revenue interest from all future income from oil and gas properties developed or purchased with the proceeds of the debt. The overriding revenue interest continues through the life of the production of these properties. Royalties paid to the affiliate were $0, $4,203 and $4,084 for the years ended June 30, 1997, 1996 and 1995, respectively. As part of the sale of its oil and gas operations during May 1996 (Note 1) all royalty obligations of the Company were assumed by the buyer.


NOTE 6--RELATED PARTY TRANSACTIONS

Mr. M.K. Miller, past President of International Basic Resources, Inc., was a member of the immediate family of the principal shareholders of B.M. Woods, Inc. which owns 100% of Inland Mortgage Guaranty Company, Inc. (Inland). Inland made loans to the Company for the development of its oil and gas interests, receiving an overriding revenue interest in future production from properties developed with the debt. The debt, in addition to additional accrued obligations of $104,515, was retired in May 1994 through the transfer to Inland of a $400,000 note receivable, together with accrued interest of $7,216, and certain undeveloped residential real estate with a cost of $428,108 (Note 5).

As discussed in Note 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December, 1994. During September 1994, Doggart agreed to convert this debt of the Company into common shares at $1 per share. During the year ended June 30, 1995 Doggart advanced an additional $1,290,300 and received shares totaling 205,373 shares to retire $200,000 of advances plus accrued interest of $5,373. During the year ended June 30, 1996 additional shares totalling 1,225,300 and 774,700 have been issued at $1.00 per share to retire $2,000,000 in advances. At June 30, 1996 shares totalling 235,286 have been subscribed at $1 per share to retire an additional $235,286 in advances. During 1997 an additional 789,920 shares were subscribed at $.50 per share to retire $394,960 in advances during 1997. Additional 1997 advances of $121,255 have not been retired as of June 30, 1997 (Note 5).


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX

The Company does not file a consolidated income tax return. Each corporation in the group files a separate return. Thus the tax benefits from net operating loss deductions and general business credit carryovers are limited to the separate returns of the respective corporations.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)

The components of the provision (credit) for income taxes are as follows:

                                               1997        1996          1995
                                               ----        ----        --------
Current
     Federal                                   $--         $--         $ (8,000)
     State                                      --          --               --
                                               ---         ---         --------
Total current provision                         --          --           (8,000)

Deferred
     Federal                                    --          --          (54,000)
     State                                      --          --               --
                                               ---         ---         --------
Total deferred provision                        --          --          (54,000)

Total provision (credit)
     for income taxes                          $--         $--         $(62,000)
                                               ===         ===         ========

The reconciliation of the income tax (provision) expense at the statutory rate to the effective rate is as follows:

                                                 1997                        1996                        1995
                                       -----------------------      -----------------------   ---------------
                                       Amount        %              Amount        %           Amount        %
Federal taxes (credit)
   at the statutory rate               $(240,000) (34.0)%           $(367,500) (34.0)%        $(771,000) (34.0)%

Additional deferred tax
   assets providing no
   tax benefit                            240,000   34.0%              367,500   34.0            535,000     23.6

NOL of subsidiaries
   providing no tax
   benefit                                      -               -           -               -   231,000      10.2

NOL carryover of
   subsidiary utilized
   in the current year                          -                -          -                 -     (57,000)     (2.5)
Other                                           -                -          -                 -                    -             -
                                       ---------------     -------------------------      --------        -----------------  -----

                                       $ -                -   %          $ -                 -   %         $(62,000)     (2.7)%
                                       ==============     =========    ===============      ========         =========    ======

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)

The approximate tax effect of each type of temporary difference comprising the deferred taxes payable balance is as follows:

                                                                      1997             1996              1995
                                                                    -------          -------           ------
Notes receivable reported on installment
   method for tax purposes                                                $ -               $ -                $ -
Net operating loss carry forward subject
   to separate company limitations                                          -                -                  -
Other                  -                                                    -                 -
               -----------                                          -----------      ----------

                                                                          $ -                $ -                 $ -
                                                                    ==========       ==========        ==========

For financial reporting purposes, a valuation allowance of $1,142,500 has been deducted for the full amount of the deferred tax asset resulting from the Company's net operating loss carryforwards noted below as it was determined that there is limited probability for the deferred tax asset to be realized at this time.

The items of carryover remaining, for the separate corporations, for which no tax benefit has been provided are as follows:

                                           International                 Carson                      Texas
                                               Basic                   Industries                    NGPP,
                                             Resources                 Corporation                     Inc.
                                             ---------                 -----------                     ----
      Net operating loss                      $2,224,000                $1,475,000                   $7,600
      Capital loss                                    -                      142,000                     -
      General business credit                         -                        12,000                16,000

The net operating losses above expire beginning in 1999. The capital loss carry forward of Carson Industries Corporation expires in 1997. The general business credit of Carson Industries Corporation expires in 1998 and of Texas NGPP, Inc. in 2000.


NOTE 8--MINORITY INTEREST IN SUBSIDIARY

The minority interest in subsidiary represents interests of outsiders (29.66%) in the stock of Carson Industries Corporation.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 9--INVESTMENT IN UNCONSOLIDATED COMPANIES

The Company owns 100 shares of Investmark stock. The investment in this unconsolidated company is presented by the Company at a cost of $10,000.


NOTE 10--ARTICLES OF INCORPORATION AMENDED

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


NOTE 11--GAIN ON SALE OF ASSETS

The gain on sale of assets for fiscal year June 30, 1994 consists of the gain on sale of 5 acres of Centerville, Ohio real property. The total sales price was $500,000 consisting of a $100,000 down payment applied directly to Company debt and the balance in the form of a real estate contract receivable.


NOTE 12--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN

                                                          6/30/97         6/30/96         6/30/95       6/30/94
Principal                                                  Salary-         Salary-        Salary-        Salary-
Position                                                    Fees            Fees            Fees          Fees
--------                                                    ----            ----            ----          ----
M.K.Miller - Past Chairman                                      $ -         $16,000         $48,000       $48,000
Alton E. Jones - Past President/Chairman                    147,400        186,000         117,000
Nigel Spinks - Consultant                                         -              -          72,000
David P. Lawrence - Consultant                                48,000        13,500          70,000
Steven Barker - Vice President-                               60,000        47,000
    Ensenada Cruiseport Village
Francis Cobb - Past Secretary                                 39,050       106,000

In addition to the compensation presented above, on April 19, 1996 the Company adopted the International Basic Resources, Inc. 1996 Incentive Stock Option Plan whereby the Company reserved 10,000,000 shares of its common stock for use in granting stock options to officers and key employees.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 12--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN (Continued)

At that same date options to acquire stock were granted as follows:

                                     Number of             Exercise             Date              Options
                                    Shares Under             Price             Option            Exercised
Recipient                              Option              Per Share           Expires            To Date
---------                              ------              ---------           -------            -------
Alton E. Jones                        3,000,000             $0.359            4/18/2006             None
Francis H. Cobb                       1,500,000              0.359            4/18/2006             None
Stephen Barker                          750,000              0.359            4/18/2006             None

The option price of $0.359 was determined based upon the NASDAQ trading share price at the date the options were granted. As part of their employment termination agreements with the Company all of the above employees agreed to relinquish their options to acquire stock. Accordingly, at June 30, 1997 there were no outstanding granted options to acquire the Company's stock.


NOTE 13--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company concluded its litigation related to the 1,000,000 shares issued to Advanced Capital Services Corporation on August 21, 1995. The Company received a default judgement against Advanced Capital which rescinded the issuance of the shares and authorized the Company to seek further monetary damages at its discretion.

During the year ended June 30, 1996, Doggart agreed to convert the current debt of the Company to Doggart into common shares at $1 per share and at $.50 per share for 1997. As of June 30, 1996, 235,286 shares of the Company's stock are subscribed for this purpose and as of June 30, 1997 an additional 789,920 of its stock is subscribed to retire $394,960 of advances from Doggart during 1997.

The Company and its Officers have been named in a lawsuit which alleges violations of federal securities laws related to the transactions discussed in
Note 14. The plaintiffs consider their claim to be worth $4,000,000 and have made demands for settlement at $800,000. The Company, and its trial counsel, believe the plantiffs claim to be without merit and its current demands for settlement unacceptable. The Company and its Officers deny involvement in the identified transactions. Management has indicated its willingness to entertain a settlement through the issuance of shares to the plaintiffs, in order to resolve the matter without further expenses of litigation.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 13--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Continued)

The Company has been named in a civil action regarding claimed fraudulent inducements offered to the plantiffs by the Company, and its officers, to acquire shares of the Company. The plantiffs claim damages of $1.5 million. The plantiffs have filed suit but no other significant discovery or legal evaluation has been performed. The Company's counsel is unable to indicate the likelihood of an outcome at this time.

The Company is in dispute with two firms claiming to have provided services to the Company totaling $242,000. These are unasserted claims that the Company has not included in expenses or as a liability on its financial statements. Management does not believe that these amounts are properly due and owing and intends to vigorously defend its position if lawsuits are filed.

The Company incurred net losses of $705,684, $1,080,885 and $2,206,902 for the years ended June 30, 1997, 1996 and 1995, respectively. At June 30, 1997 the Company's current liabilities exceed its current assets by $3,313,260. In order to retain its right to acquire the Bucaneros property the Company will need to make timely debt payments (Note 5). Failure to do so may require the Company to write off approximately $2,000,000 of equity in this asset. The Company is in the process of completing an acquisition of business assets from Growth Strategies, Inc. (GSI) . These assets are primarily related to the sales, installation and distribution of satellite dishes and various programming to residential customers. The Company believes it will generate cash flow and operating income from this new venture. The Company has no current revenues, consistent sources of cash flow or operations. The Company anticipates generating cash flow from development of productive operations of its proposed asset acquisition and development for resale of its land located in Campeche, Mexico. Both of these ventures are expected to require obtaining sources of working capital and long-term development capital. Completion of the acquisition of the GSI assets is contingent upon shareholder approval at the next annual meeting.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 14--SHARES REMOVED FROM TRUST

An executive committee meeting held October 15, 1992 resolved that M.K. Miller (then President of IBR) be issued stock of the Company to place into trust, for the benefit of the corporation, the amount of stock he feels necessary to complete one or more purchases in the future, and to use said stock for any and all corporate purposes and hold said stock in his name as trustee. As a result of the above resolution 6,830,000 shares of IBR stock were placed in trust by M.K. Miller.

On February 8, 1993 the Company entered into an agreement with Advance Capital Services Corporation whereby the Company issued 1,000,000 shares of the above referenced stock held in trust to Advance for certain oil and gas interests. Advance failed to perform and/or deliver any consideration. On April 15, 1993 the agreement was rescinded. Advance was ordered to return the 1,000,000 shares. The uniss ued 5,830,000 shares held in trust were returned to the Company by M.K. Miller during 1994.

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES




The Board of Directors
International Resort Developers, Inc.
Nashville, Tennessee


Our report dated October 10, 1997 on the financial statements of International Resort Developers, Inc. is included in the Form 10-KSB and covers the financial statements for June 30, 1997, 1996 and 1995, listed under Item 7 of this Form 10-KSB.

In our opinion, the financial statement schedule for the year ended June 30, 1997, 1996 and 1995, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.





LaVoie, Clark, Charvoz & May, P.C.
Tucson, Arizona
October 10, 1997

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        FOR THE YEAR ENDED JUNE 30, 1997

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                        Projects
                                                          Subsequent Capitalized Costs        Abandoned Carrying
                               Encumb-     Initial       FYE         FYE        FYE        FYE         Amount @      Accumulated
Description                    rances       Cost       6/30/95     6/30/96     6/30/97    6/30/96    June 30, 1997  Depreciation
-----------                  ----------   ----------   --------    --------   ----------  ---------  -------------  ------------
8.5 miles of land
   in Campeche,
   Mexico - Playas
   Plameras                  $        0  $   80,321    $164,739    $      0   $       0  $        0   $  245,060      $  0
3.5 miles of land
   in Campeche,
   Mexico - Los Bucaneros     1,000,000   3,050,000     47,0002                                        3,097,002
Ensenada project                854,000     854,000     186,322     747,000   1,051,380                2,838,702
Isla Del Carmen projects (3)                            183,312                            (183,312)           0
Other Yucatan projects (3)                               90,150                             (90,150)           0
Acapulco project                                         30,052                             (30,052)           0
                             ----------   ----------   --------    --------   ----------  ---------   ----------      ----
Balances at June 30, 1997    $1,854,000   $3,984,321   $701,577    $747,000   $1,051,380  $(303,514)  $6,180,764      $  0
                             ==========   ==========   ========    ========   ==========  =========   ==========      ====


                                                            Depreciation
                               Date of       Date               Life/
Description                  Construction  Acquired            Method
-----------                  ------------ ----------        ------------
8.5 miles of land
   in Campeche,
   Mexico - Playas
   Plameras                      n/a      June 24, 1994        n/a
3.5 miles of land
   in Campeche,
   Mexico - Los Bucanero         n/a      May 24, 1995         n/a
Ensenada project                 n/a      December 14, 1995    n/a
Isla Del Carmen projects (3)     n/a      Abandoned            n/a
Other Yucatan projects (3)       n/a      Abandoned            n/a
Acapulco project                 n/a      Abandoned

Balances at June 30, 1997

                                    PART III

                          MEMBERS OF BOARD OF DIRECTORS

                                   Directors



     NAME AND AGE                TERM             PERIOD SERVED      OTHER POSITIONS HELD
                                               AS MEMBER OF BOARD            WITH                  BUSINESS
                                                 OF DIRECTORS OF             COMPANY              EXPERIENCE
                                                     COMPANY

Patrick J. Magee         Until next meeting   02/08/97 to present    President, CEO and               **
Age:  52                 of shareholders                             Chief Financial
                                                                     Officer of Company,
                                                                     02/08/97 to present;
                                                                     President and member
                                                                     of Board of
                                                                     Directors of Playas
                                                                     Palmeras, S.A.,
                                                                     4/01/97 to present.

Pieter G.K. Oosthuizen   Until next meeting   03/29/97 to present    Chairman of the                  **
Age: 65                  of shareholders                             Board of Directors
                                                                     of Company,  3/29/97
                                                                     to  present.

Patrick Lappin           Until next meeting   5/12/97 to present     N.A.                             **
Age: 46                  of shareholders


**See description of business experience during the past five years on pages following.


                               EXECUTIVE OFFICERS

              NAME                          POSITIONS HELD                    PERIOD SERVED                   BUSINESS
              AND                            WITH COMPANY                        AS SUCH                     EXPERIENCE
              AGE
Patrick J. Magee                   President, CEO, Chief            02/08/97 to present
Age:  52                           Financial Officer, and member
                                   of Board of Directors of
                                   Company;

                                   President and member of Board    04/01/97 to present
                                   of Directors of Playas
                                   Palmeras,
                                   S.A.

Pieter G.K. Oosthuizen             Chairman of the Board of         3/29/97 to present
Age:  65                           Directors of Company and
                                   Secretary of
                                   Company.

**See description of business experience during the past five years in pages following.

         Officers of the Company serve at the pleasure of the directors.

         Business Experience.

         Patrick J. Magee is an entrepreneur whose particular experience is in construction and development, project finance, and mortgage banking and placements. His principal activities during the past five years have been the development and funding of two shopping centers in Ireland, as well as mortgage banking and placements. Mr. Magee is a resident of Ireland. He is also the President and sole shareholder of Doggart Trading, Ltd., a substantial shareholder of the Company.

         Pieter G.K. Oosthuizen is currently Vice Chairman of WEBCO Europe S.A., a private European investment company headquartered in Luxembourg, Europe. During the previous five years, he has also served as the Managing Director of Euro-Hexagon S.A., a private European investment company located in Luxembourg, as Managing Director of Infe Ltd., a private investment and financial engineering consulting group located in London, England, and as a financial advisor to a number of international companies. Over the past thirty-five years, Mr. Oosthuizen has held numerous executive positions with major banking institutions, including Citibank, where between 1967 and 1974 his positions included Vice President in charge of International Operations and Administration, International Banking Group, New York, and Vice-President, Product Management Division, Corporate Banking Group, New York.

           Patrick Lappin holds a Bachelor of Science degree in Civil Engineering in Great Britain, and has been a resident of the United States since 1986, during which time he has worked as part of managing agent/contractor teams in the construction of several major commercial buildings, including the New Paul Getty Museum and Disney Concert Hall.

         Involvement in Legal Proceedings. During the past five years, none of the following events occurred which are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

         Section 16(a) Beneficial Ownership Reporting Compliance

         The following persons, as beneficial owners of more than ten percent of the common stock of the Company, or as officers or directors of the Company, have failed to file Forms 3, specifying their beneficial ownership, or Forms 4 or 5, respecting changes in beneficial ownership: Patrick Magee, Pieter Oosthuizen, Patrick Lappin, and Doggart Trading, Ltd.


ITEM 10.  EXECUTIVE COMPENSATION.

         Compensation of Chief Executive Officer and all other individuals whose compensation exceeded $100,000 during the Company's fiscal year ended June 30, 1997:


SUMMARY COMPENSATION TABLE

A.  Annual Compensation

Name and           Fiscal    Salary      Bonus   Other Annual
Principal          Year                          Compensation
Position           End


Patrick Magee       6/97          0        0            0
Chief Executive
Officer, 2/8/97
to present

Alton E. Jones      6/97     $147,400(1)   0            0
  President and
Chief Executive
Officer, 1/08/96
to 1/31/97          6/96     $186,000(1)   0            0

                    6/95     $117,000(1)   0            0

         (1) Mr. Jones' compensation was paid to Armada, Inc., a real estate management and consulting firm wholly owned by Mr. Jones and of which Mr. Jones was President.

    In addition to the compensation set forth above, the Company paid for suitable lodging and transportation for the above-named individuals while in Mexico.

B.  Options

         There are no outstanding options granted by the Company, nor were any options to acquire shares exercised during fiscal 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Management has been advised that the following are the beneficial owners of more than 5% of the Company's common stock (which is the only outstanding class of stock), as of September 30, 1997. In certain regards, these holdings differ from the amounts indicated on records of the transfer agent of the Company, as described in more detail in footnotes 1 and 3 below, and to that extent cannot be verified by the Company.

Title of Class    Name and Address           Amount and    Percentage
                  of Beneficial              Nature of     of Class
                  Owner                      Beneficial
                                             Ownership
                                             (shares)

Common            Inland Mortgage             227,033       12.6
                    & Guaranty
                  Company, Inc.(1)
                  1929 Westgate Road
                  Springfield, OH 45504

Common            Gerald Carden               143,333        7.9
                    417 Lynnwood Drive
                  Nashville, TN 37205

Common            Doggart Trading,Ltd.(2)(3)  196,017       10.6
                    5th Floor
                  Anderson Square Building
                  Georgetown, Grand Cayman
                  Cayman Islands, B.W.I.

Common            Patrick J. Magee (4)        196,017      10.6
                    49 Botanic Avenue
                  Belfast, Ireland BT7-1JL

         (1) The records of the transfer agent indicate that Inland Mortgage & Guaranty Company, Inc. is the owner of 127,033 shares. However, the Company has been informed by Inland Mortgage & Guaranty Company, Inc. that its beneficial ownership is as shown in the table. The Company has also been informed that Inland Mortgage & Guaranty Company, Inc. is a wholly owned subsidiary of B.M. Woods, Inc., a company owned (one-third each) by Bryan D. Miller (a former member of the Board of Directors of International Resort Developers, Inc.), Michael Miller and Stephen Miller, who are the children of M.K. Miller, former Chairman of the Board of Directors of International Resort Developers, Inc.

         (2) It is reported to the Company by Patrick J. Magee, President and CEO of the Company, that at present he is the sole beneficial owner of Doggart Trading, Ltd.

         (3) Doggart Trading, Ltd. is the owner of record of 140,179 shares, but is the beneficial owner of 21,667 additional shares held in street name. Furthermore, the Company has the obligation to issue 34,171 additional shares to Doggart Trading, Ltd. in satisfaction of advances made by Doggart Trading, Ltd. during fiscal years ended June 30, 1995 and June 30, 1996, as well as the first two quarters of fiscal year ended June 30, 1997. The shares have not yet been issued, but are included in the total of shares shown for Doggart.

         (4) These are the same shares shown in the table as owned by Doggart Trading, Ltd. Patrick J. Magee, President and CEO of International Resort Developers, Inc., has informed the Company that he is the sole shareholder of Doggart Trading, Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Doggart Trading, Ltd., ("Doggart"), a substantial shareholder, has advanced funds to the Company. since February of 1994, in the total amount of $1,601,501, $516,215 of which was advanced during the fiscal year ended June 30, 1997. Of these advances, $1,480,246 has been converted into and/or agreed to be converted into 62,685 shares of the Company, in satisfaction of said advances. 28,512 of those shares have been issued to date. The advances have not borne interest, except for interest of $5,373 which was accrued on $200,000 of said advances. Outstanding advances of Doggart, in the amount of $121,255, which have not been agreed to be converted into stock, do not bear interest.

         Allan Ferguson, President and a director of the Company between June 1, 1995 and December 31, 1995, and Chairman and a director of Playas Palmeras, S.A. between March 1, 1994 and December 31, 1995, was the President and a director of Doggart Trading, Ltd. between March 1, 1994 and December 31, 1995. Nigel Spinks, a director of the Company between July 15, 1994 and May 31, 1995, a director of Playas Palmeras, S.A. between March 1, 1994 and December 31, 1995, and a current director of Langer Holdings Ltd., was a director of Doggart between March 1, 1994 and December 31, 1995.

         In May, 1995 the Company entered into a contract with Dardell International Limited ("Dardell") to purchase approximately 3.5 miles of unimproved beach-front property in the State of Campeche, Mexico, adjacent to the northeast to the Company's 8.5 miles of coastal property acquired in June, 1994 from Doggart Trading, Ltd. The Company acquired Dardell's contract right to purchase the said property for $2,000,000 payable to Dardell, which was satisfied by the issuance of 3,000,000 shares of the Company's stock to Dardell. Dardell was the owner of 100% of the real estate purchase contract. The said shares were issued and delivered to Dardell, causing Dardell to become the owner of more than a 5% interest in the Company. The Company has been informed that Dardell subsequently disposed of its shares of stock in the Company. The contract acquired by the Company required a payment to the owners of the property in the amount of $1,050,000, with $50,000 due on or before May 29, 1995 and $1,000,000 due on or before May 24, 1997 (subsequently extended to May 24, 1998).

         David Lawrence, a Vice President of Playas Palmeras, S.A. until June, 1996, and currently a retained consultant to the Company, owned a 5% interest in each of the Mexican corporations (ENT and TMN) acquired by the Company in December, 1995, in connection with the Company's acquisition of its concession rights in Ensenada, Mexico. (See Item 1). Accordingly, he is one of the shareholders of said corporations to whom the Company is was obligated and made payments in connection with the acquisition of the shares of those corporations by the Company.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The following are filed as a part of this report.

1. Audited consolidated balance sheets of Registrant, as of June 30, 1997, June 30, 1996 and June 30, 1995; consolidated statements of operations for fiscal years ending June 30, 1997, June 30, 1996, June 30, 1995 and June 30, 1994;
consolidated statements of cash flows for fiscal years ending June 30, 1997,

June 30, 1996, June 30, 1995 and June 30, 1994; and cumulative cash flows from inception of the development stage (April 1, 1994 to June 30, 1997); consolidated statement of changes in stockholders' equity from July 1, 1993 through June 30, 1997; notes to financial statements; and audit report of La Voie,

Clark, Charvoz & May, P.C. for the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997. (See Item 7)

2. Schedules to Financial Statements (Schedule III, Real Estate and Accumulated Depreciation) (See Item 7).

   There were no Forms 8-K filed during the last quarter of the fiscal year ending June 30, 1997.

4. The following exhibits: See Exhibit Index

                             EXHIBIT INDEX


      10.1. Stock Purchase Agreement, dated July 19, 1997, between International Resort Developers, Inc. and ICTSI International Holdings Corp. (Incorporated by reference from Form 8-K, filed July 30, 1997) (Reg. S-B, Section 601(b)(10)).

      10.2. Agreement dated 29 September, 1997, between International Resort Developers, Inc., "The WLC Shareholders", Growth Strategies, Inc., Samuel B. Watson, Park Investments Limited, and Ameristar Worldwide Entertainment Corporation (Reg. S-B, Section 601(b)(10)).

      10.3. Agreement dated 29 September, 1997, between Park Investments Limited and International Resort Developers, Inc. (Reg. S-B, Section 601(b)(10)).


        21. Subsidiaries. (Reg. S-B, Section 601(b)(21)).

        27. Financial Data Schedule. (Reg. S-B, Section 601(b)(27)).

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL RESORT DEVELOPERS, INC.

                                       By: s/Patrick Magee
                                           ------------------------------------
                                       Patrick Magee, President, Chief
                                       Financial Officer and Director

                                       Date: October 12, 1997

                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Date:  October 12, 1997                 S/Patrick Magee
                                        ---------------------------------------
                                        Patrick Magee, President, Chief
                                        Financial Officer and Director

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERNATIONAL RESORT DEVELOPERS, INC.

                                           By: S/Pieter Oosthuizen
                                               ---------------------------------
                                           Pieter Oosthuizen, Chairman of
                                           the Board and Secretary

                                           Date: October 12, 1997