Form 10QSB
period 1997-09-30
INTERNATIONAL RESORT DEVELOPERS INC
filed 1997-11-19
CIK 38483

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                (FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997)

                           COMMISSION FILE NO. 1-6110


                     INTERNATIONAL RESORT DEVELOPERS, INC.



           IDAHO                              82-0291307
----------------------------         -------------------------
   STATE OF INCORPORATION               I.R.S. EMPLOYER NO.




1801 WEST END AVENUE, SUITE 1110
NASHVILLE, TN                                 37203
    ADDRESS OF PRINCIPAL OFFICES             ZIP CODE
-----------------------------------        ------------




REGISTRANT'S TELEPHONE NUMBER:  615-329-3300



NUMBER OF OUTSTANDING SHARES AS OF
OCTOBER 15, 1997:

                                             OUTSTANDING
CLASS                                  AS OF SEPTEMBER 30, 1997
-----                                  ------------------------
COMMON SHARES, WITH
PAR VALUE $0.10 PER SHARE                    1,807,124

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS.

         See following pages.

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             --------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                  (UNAUDITED)

INTERNATIONAL RESORT DEVELOPERS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS ..................................     4-5

CONSOLIDATED STATEMENTS OF OPERATIONS ........................       6

CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY ...............................       7

CONSOLIDATED STATEMENTS OF CASH FLOWS ........................     8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................    9-21

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   (Unaudited)
                                                  September 30,   June 30,
                                                  ------------- -------------
                                                       1997         1997
                                                  ------------- -------------
CURRENT ASSETS
Cash                                               $  501,417   $      876

Accrued interest and other receivables                 17,580          300
                                                   ----------   ----------

     Total current assets                             518,997        1,176
                                                   ----------   ----------
PROPERTY AND EQUIPMENT
Oil property
Gas property
Mining property                                       250,430       250,40
Pipeline & pipeline equipment
                                                   ----------   ----------

                                                      250,430      250,430


Less accumulated depreciation, depletion &
     valuation allowance                           ----------   ----------

                                                      250,430      250,430
                                                   ----------   ----------
OTHER ASSETS
Land, purchase rights concessions and related
     capitalized costs and improvements             3,342,062    6,180,764

Long-term notes and advances receivable (Note 14)   1,855,525
Investment in unconsolidated companies                 10,000       10,000
                                                   ----------   ----------

                                                    5,207,587    6,190,764
                                                   ----------   ----------

                                                   $5,977,014   $6,442,370
                                                   ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                             September 30,     June 30,
                                                             -------------  --------------
                                                                 1997           1997
                                                             -------------  --------------
CURRENT LIABILITIES
Current debt                                                 $ 1,007,799    $ 1,861,799
Accounts payable                                                  27,045         53,914
Accrued payroll and related taxes                                 19,220        121,575
Override royalty and interest payable                             13,325        138,463
Loans payable - Doggart Trading, Ltd. and Hugh Downey            121,255      1,138,685
                                                             -----------    -----------

     Total Current Liabilities                                 1,188,644      3,314,436
                                                             -----------    -----------

LONG-TERM DEBT
                                                             -----------    -----------
DEFERRED INCOME TAXES PAYABLE - (NOTE 7)
                                                             -----------    -----------
MINORITY INTEREST IN SUBSIDIARY                                  284,183        284,183
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 13)                      -----------    -----------

STOCKHOLDERS' EQUITY - after giving retroactive
       1.30 reverse stock split (See NOTE 1):
     Common Stock, $.10 par value, 100,000,000 shares
       authorized, 1,841,298 issued for September and June
       1997 and 1,838,967 issued for June 1996                   184,129        184,129
     Additional paid in capital                                7,478,158      7,478,158
     Less shares of common stock held in Treasury-at cost;
       267 share for 1997, 1996 and 1995                          (2,895)        (2,895)
                                                             -----------    -----------

                                                               7,659,392      7,659,392
                                                             -----------    -----------

Retained Deficit:
     Accumulated from operations prior to the
         development state                                    (3,191,265)    (3,191,265)
     Accumulated during the development stage                     36,060     (1,624,376)
                                                             -----------    -----------
                                                              (3,155,205)    (4,815,641)
                                                             -----------    -----------

      Total Stockholders' Equity                               4,504,187      2,843,751
                                                             -----------    -----------

                                                             $ 5,977,014    $ 6,442,370
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                               Cumulative
                                                                                           Operations From
                                                                                           Inception of The
                                                               For The Three Months Ended  Development Stage
                                                                      September 30,        April 1, 1994 to
                                                               --------------------------   September 30,
                                                                   1997           1996           1997
                                                               -----------    -----------  -----------------
REVENUES
Sale of Real Estate Development-Ensenada (Note 13)             $ 5,150,000    $              $ 5,150,000

COST OF REVENUES
Cost of developing Real Estate-Ensenada                          3,451,964                     3,451,964
                                                               -----------    -----------    -----------

GROSS PROFIT FROM REAL ESTATE DEVELOPMENT                        1,698,036                     1,698,036

OPERATING EXPENSES
Predevelopment costs expensed on abandoned projects                                              303,514
Real estate acquisition overhead and administrative expenses                       26,139        566,052
Legal and accounting                                                41,461         65,103        405,053
Officer salaries                                                                   81,000        272,690
Office expenses, rent and other                                     15,374         23,154         68,169
Travel                                                                              5,968         44,650
Printing                                                                            1,002          5,399
Payroll taxes                                                                       2,927         21,676
                                                               -----------    -----------    -----------
Total Operating Expenses                                            56,835        205,293      1,687,203
                                                               -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         1,641,201       (205,293)        10,833
                                                               -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)                                                                       497
Interest income                                                     19,235                        19,235
Bad debts                                                                                         (9,593)
Minority interest in subsidiary's net income                                                       6,088
Gain on sale of real estate (prior to development stage)

                                                               -----------    -----------    -----------
                                                                    19,235                        16,227
                                                               -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                                1,660,436       (205,293)        27,060

PROVISION (CREDIT) FOR INCOME TAXES - (NOTE 7)                                                    (9,000)
                                                               -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         1,660,436       (205,293)   $    36,060
                                                                                             ===========

DISCONTINUED OPERATIONS - (NOTE 1)
     Loss from discontinued oil & gas operations - less
         applicable income tax credits                                               (600)
                                                               -----------    -----------
NET INCOME (LOSS)                                              $ 1,660,436    $  (205,893)
                                                               ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              1,835,975      1,838,967
                                                               ===========    ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS
         PER SHARE                                             $     0.904    $   (0.112)
                                                               ===========    ==========

NET INCOME (LOSS) PER SHARE                                    $     0.904    $   (0.112)
                                                               ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  From July 1, 1994 through September 30, 1997


                                                                      Common Stock
                                                         -----------------------------------
                                                                                                 Paid in
                                                         Per Share     Shares       Amount       Capital
                                                         ---------  -----------  -----------   ------------
    BALANCE, JUNE 30, 1994                                           46,008,348  $ 4,500,835   $(1,674,167)

Shares canceled related to rescinded transaction         (Note 14)   (1,000,000)
Shares issued for payment of notes payable
     plus accrued interest to Daggart Trading, Inc.          1.00       205,373       20,537       184,836
 Shares subscribed but unissued at June 30, 1995
     related to advances from
     Doggart Trading, Ltd.
     for use in real estate development and operations       1.00     1,225,300      122,530     1,102,770
Shares issued to Dardell International Ltd. to acquire
     real estate (Note 2)                                     .67     3,000,000      300,000     1,700,000
Net loss for the year ended June 30, 1995
                                                                     ----------  -----------   -----------
     BALANCE, JUNE 30, 1995                                          49,439,021    4,943,902     1,313,439

Sharesubscribed but unissued at June 30, 1996
     related to advances from DoggartTrading, Ltd.
     for use in real estate development and operations       1.00       235,286       23,529       211,757
Shares issued for payment of advances payable
     to Doggart Trading, Ltd.                                1.00       774,700       77,470       697,230
Shares subscribed for acquisition of 45% of Ensenada
      concession rights                                       .50       720,000       72,000       288,000
Shares issued for acquisition of Langer Holdings, Ltd.    (Note 2)    4,000,000      400,000     3,600,000
Adjustment to reflect excess of contract purchase
      price over Transferor's cost                        (Note 2)                              (4,000,000)
Net loss for the year ended June 30, 1996
                                                                     ----------  -----------   -----------
     BALANCE, JUNE 30, 1996                                          55,169,007    5,516,901     2,110,426
Shares subscribed but unissued at June 30, 1997
     related to $394,960 of advances from Doggart
     Trading, Ltd. for use in development of the
      Ensenada project                                        .50       789,920       78,992       315,968
Recision of shares subscribed for acquisition
     of 45% of Ensenada concession rights
     due to renegotiations                                (Note 2)     (720,000)     (72,000)     (288,000)
One for thirty reverse stock split approved
     May 12, 1997                                         (Note 1)  (53,397,629) (53,339,764)    5,339,764
Net loss for the year ended June 30, 1997
                                                                     ----------  -----------   -----------
     BALANCE, JUNE 30, 1997                                           1,841,298      184,129     7,478,158

Net income for the three months ended
      September 30, 1997-Unaudited
                                                                     ----------  -----------   -----------

     BALANCE, SEPTEMBER 30, 1997                                      1,841,298  $   184,129   $ 7,478,158
                                                                     ==========  ===========   ===========


                                                                                                                  Cumulative
                                                                                                                  Changes from
                                                           Treasury Stock                                       Inception of the
                                                       ---------------------     Retained          Total        Development Stage
                                                                                 Earnings      Stockholders'    April 1, 1994 to
                                                         Shares     Amount       (Deficit)         Equity       September 30, 1997
                                                       ---------  ---------- --------------  --------------  ---------------------
    BALANCE, JUNE 30, 1994                                 8,000  $ (2,895)  $   (822,170)   $   2,001,603   $          349,212

Shares canceled related to rescinded transaction
Shares issued for payment of notes payable
     plus accrued interest to Daggart Trading, Inc.                                                205,373              205,373
Shares subscribed but unissued at June 30, 1995
     related to advances from
     Doggart Trading, Ltd.
     for use in real estate development and operations                                           1,225,300            1,225,300
Shares issued to Dardell International Ltd. to acquire
     real estate (Note 2)                                                                        2,000,000            2,000,000
Net loss for the year ended June 30, 1995                                      (2,206,902)      (2,206,902)            (302,476)
                                                           -----   -------    -----------      -----------
     BALANCE, JUNE 30, 1995                                8,000    (2,895)    (3,029,072)       3,225,374

Sharesubscribed but unissued at June 30, 1996
     related to advances from DoggartTrading, Ltd.
     for use in real estate development and operations                                             235,286              235,286
Shares issued for payment of advances payable
     to Doggart Trading, Ltd.                                                                      774,700              774,700
Shares subscribed for acquisition of 45% of Ensenada
      concession rights                                                                            360,000              360,000
Shares issued for acquisition of Langer Holdings, Ltd.                                           4,000,000            4,000,000
Adjustment to reflect excess of contract purchase
      price over Transferor's cost                                                              (4,000,000)          (4,000,000)
Net loss for the year ended June 30, 1996                                      (1,080,885)      (1,080,885)            (616,216)
                                                           -----   -------    -----------      -----------
     BALANCE, JUNE 30, 1996                                8,000    (2,895)    (4,109,957)       3,514,475
Shares subscribed but unissued at June 30, 1997
     related to $394,960 of advances from Doggart
     Trading, Ltd. for use in development of the
      Ensenada project                                                                             394,960              394,960
Recision of shares subscribed for acquisition
     of 45% of Ensenada concession rights
     due to renegotiations                                                                        (360,000)            (360,000)
One for thirty reverse stock split approved
     May 12, 1997                                         (7,733)
Net loss for the year ended June 30, 1997                                        (705,684)        (705,684)            (705,684)
                                                           -----   -------    -----------      -----------           ----------
     BALANCE, JUNE 30, 1997                                  267    (2,895)    (4,815,641)       2,843,751            3,560,455

Net income for the three months ended
      September 30, 1997-Unaudited                                              1,660,436        1,660,436            1,660,436
                                                           -----   -------    -----------      -----------

     BALANCE, SEPTEMBER 30, 1997                             267   $(2,895)   $(3,155,205)     $ 4,504,187           $5,220,891
                                                           =====   =======    ===========      ===========           ==========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                           Cumulative
                                                                                                         Operations From
                                                                                                        Inception Of The
                                                                        For The Three Months Ended      Development Stage
                                                                              September 30,             April 1, 1994 To
                                                                        --------------------------         September 30,
                                                                             1997          1996               1997
                                                                        -----------   ------------     -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                        $1,660,436   $  (205,893)         $(2,523,862)
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation, depletion, amortization
           & valuation allowance                                                                             1,736,814
        Gain on sale of real estate and easement                                                                26,112
        Issue of stock for services                                                                             33,325
        Issue of stock in payment of interest                                                                    5,373
        Loss on disposal of oil & gas assets                                                                   458,227
        Write-down of predevelopment costs for abanded projects                                                303,514
        Minority interest in current operations of subsidiary                                                     (712)
     Change in assets and liabilities:
        Decrease (increase) in accounts receivable                                                              48,305
        Decrease (increase) in accrued interest, prepaid and other          (17,280)       (8,000)              31,195
        Increase (decrease) in accounts payable and
           accrued expenses                                                (129,224)       98,696              129,220
        Decrease in current income taxes payable                                                               (16,000)
        Decrease in interest payable                                       (125,138)                          (135,352)
        Decrease in deferred income taxes payable                                                              (60,000)
        (Decrease) increase in other loans payable                                                               1,866
                                                                         ----------      --------           ----------

           Net cash used by operating activities                          1,388,794      (172,930)              38,025
                                                                         ----------      --------           ----------

INVESTING ACTIVITIES:
Proceeds from sale of real estate, net                                    3,451,964                              8,303
Increase in long-term notes and advances receivable                      (1,855,525)
Acquisition of Bucaneros purchase rights                                                                    (1,050,000)
Capitalized real estate predevelopment costs                               (613,262)     (204,558)          (3,551,337)
Capitalized oil & gas development costs, net of dry hole costs                                                 (23,495)
Payment for property and equipment                                                                              60,346
Acquisition of Ensenada concession rights                                                                     (494,000)
                                                                         ----------      --------           ----------


           Net cash (used) provided by investing activities                 983,177      (104,558)          (5,050,183)
                                                                         ----------      --------           ----------

FINANCING ACTIVITIES:
Additions to debt:
     Short-term                                                          (1,871,430)     239,966             5,526,957
     Long-term                                                                               225             1,370,500
Payments on debt:
     Short-term                                                                                                (30,875)
Decrease in short-term loans from officer                                                                      (10,338)
                                                                         ----------      --------           ----------


           Net cash provided from financing activities                   (1,871,430)      24,191             6,856,244
                                                                         ----------      --------           ----------

NET INCREASE (DECREASE) IN CASH                                             500,541      (37,297)            1,844,086

CASH AT BEGINNING OF PERIOD                                                     876        38,173               27,849
                                                                         ----------      --------           ----------

CASH AT END OF PERIOD                                                    $  501,407      $    876           $1,844,086
                                                                         ==========      ========           ==========

Taxes paid during the period                                             $        0      $      0           $    7,962
                                                                         ==========      ========           ==========

Interest paid during the period                                          $  155,900      $      0           $  225,252
                                                                         ==========      ========           ==========


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the periods ended September 30, 1997 and 1996 (Unaudited)

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization - The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc. and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the Company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996 the Company acquired land holdings, oil and gas leases and a pipeline gathering facility. In April 1994 the Company decided to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May, 1996 the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale the Company had no operations and was focusing solely on real estate development. The Company considers itself to be a development stage enterprise and considers the inception of this development stage to be April, 1994, when it began its current real estate and development activities. During 1997 the Company changed its name from International Basic Resources, Inc. to International Resort Developers, Inc. During July, 1997 the Company closed the sale of its Ensenada project with a third party for a gross sales price of $5,150,000. The company still considers itself to be in the development stage since its only other real estate project is expected to require substantial development effort before significant revenues are realized.

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

Evaluation of Impairment of Oil and Gas and Mining Properties-

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

During August 1997 the company sold all of its rights to develop and operate its Ensenada project to an unrelated third party for $5,150,000 (Note 2). The Company still considers itself to be in the development stage.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 1997, June 30, 1997 or June 30, 1996.

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

Reverse Stock Split - On May 12, 1997 the Company's shareholders approved a one for thirty stock split. The notes to the financial statements related to periods prior to this action have not been retroactively restated to reflect the effect of this change.

 NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE

During March 1994, the Company entered into an acquisition agreement with Doggart Trading, LTD, a Grand Cayman, B.W.I. Corporation (Doggart) to acquire its 100% interest in Langer Holdings, LTD. (Langer) and Langer's 99% owned subsidiary Playas Palmeras, S.A. (Playas) in exchange for 33,000,000 common shares of the Company being issued to the shareholders of Doggart. The agreement also includes a commitment to issue an additional 4,000,000 shares of the Company when the board of directors approves an increase in the authorized shares of the Company in an equal or greater amount. In June 1997 the authorized shares were increased and the additional 4,000,000 shares were issued.

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 4--PIPELINE AND PIPELINE EQUIPMENT


On April 22, 1985, the company purchased a six (6) mile pipeline gathering facility. The facility serves the oil and gas properties acquired by the company. These assets were sold during May 1996 as part of the Company's disposal of its oil and gas operations.

NOTE 5--CURRENT DEBT

Current debt of the Company at September 30, 1997 consist of the following:

Deed of Trust payable to Granjas Los
Bucaneros to complete the acquisition of 3.5
miles of beach-front property which is
adjacent to the Company's property known as
Playas Palmeras (Note 2). During 1997 the
Company obtained a one year extension of its
due date for this debt. The balance is due
May 24, 1998. If the Company does not make
this payment it may lose its rights to
acquire and develop this property and would
realize a reduction of shareholder equity of
approximately $2,000.000.                                          $1,000,000

Other advances payable                                                  7,799
                                                                   ----------
Total Current Debt                                                 $1,007,799
                                                                   ==========



                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

As discussed in Note 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December, 1994. During September 1994, Doggart agreed to convert this debt of the Company into common shares at $1 per share. During the year ended June 30, 1995 Doggart advanced an additional $1,290,300 and received shares totaling 205,373 shares to retire $200,000 of advances plus accrued interest of $5,373. During the year ended June 30, 1996 additional shares totalling 1,225,300 and 774,700 have been issued at $1.00 per share to retire $2,000,000 in advances. At June 30, 1996 shares totalling 235,286 have been subscribed at $1 per share to retire an additional $235,286 in advances. During 1997 an additional 789,920 shares were subscribed at $.50 per share to retire $394,960 in advances during 1997. Additional 1997 advances of $121,255 have not been retired as of September 30, 1997 (Note 5).


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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)

The components of the provision (credit) for income taxes at September 30, are as follows:


                                                          1997                1996
                                                       ----------          ---------

Current
     Federal                                           $        -          $       -
     State                                                      -                  -
                                                       ----------         ----------
Total current provision                                         -                  -

Deferred
     Federal                                                    -                  -
     State                                                      -                  -
                                                       ----------         ----------
Total deferred provision                                        -                  -

Total provision (credit)
     for income taxes                                  $        -         $        -
                                                       ==========         ==========


The reconciliation of the income tax (provision) expense at the statutory rate to the effective rate at September 30, is as follows:


                                                              1997                      1996
                                                     --------------------       --------------------
                                                       Amount        %          Amount          %
                                                     --------      ------       ------         ----
Federal taxes (credit)
     at the statutory rate                           $(565,000)    (34.0)%      $(70,000)     (34.0)%

Additional deferred tax
     assets providing no
     tax benefit                                       565,000      34.0          70,000       34.0

NOL of subsidiaries
     providing no tax
     benefit                                                 -         -               -          -

NOL carryover of
     subsidiary utilized
     in the current year                                     -         -               -          -
                                                             -         -               -          -
                                                      --------      ----         -------       ----

Other                                                 $      -         -%        $     -          -%
                                                      ========      ====         =======       ====

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)

For financial reporting purposes, a valuation allowance of $290,000 has been deducted for the full amount of the deferred tax asset resulting from the Company's net operating loss carryforwards noted below as it was determined that there is limited probability for the deferred tax asset to be realized at this time.

The items of carryover remaining, for the separate corporations, for which no tax benefit has been provided are as follows:


                                           International                 Carson                      Texas
                                               Basic                   Industries                     NGPP,
                                             Resources                 Corporation                    Inc.
                                           ------------                -----------                  -------
      Net operating loss                   $   565,000                 $ 1,475,000                  $ 7,600
      Capital loss                                -                        142,000                      -
      General business credit                     -                         12,000                   16,000

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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


NOTE 12--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN

                                                          9/30/97      6/30/97      6/30/96
                                                          -------      -------      -------
Principal                                                 Salary-      Salary-      Salary-
Position                                                  Fees         Fees         Fees
--------                                                  -------      --------     --------
M.K.Miller - Past Chairman                                $   -        $   -        $ 16,000
Alton E. Jones - Past President/Chairman                      -         147,400      186,000
Nigel Spinks - Consultant                                     -            -            -
David P. Lawrence - Consultant                                -          48,000       13,500
Steven Barker - Vice President-                               -          60,000       47,000
    Ensenada Cruiseport Village
Francis Cobb - Past Secretary                                 -          39,050      106,000

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 12--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN (Continued)

At that same date options to acquire stock were granted as follows:


                                     Number of             Exercise            Date              Options
                                    Shares Under             Price            Option            Exercised
Recipient                              Option              Per Share          Expires            To Date
---------                           ------------           ---------          -------           --------
Alton E. Jones                        3,000,000             $0.359            4/18/2006          None
Francis H. Cobb                       1,500,000              0.359            4/18/2006          None
Stephen Barker                          750,000              0.359            4/18/2006          None


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

The Company and its Officers have been named in a lawsuit which alleges violations of federal securities laws related to the transactions discussed above with Advanced Capital Services. The plaintiffs consider their claim to be worth $4,000,000 and have made demands for settlement at $800,000. The Company, and its trial counsel, believe the plaintiffs claim to be without merit and its current demands for settlement unacceptable. The Company and its Officers deny involvement in the identified transactions. Management has indicated its willingness to entertain a settlement through the issuance of shares to the plaintiffs, in order to resolve the matter without further expenses of litigation.

                      INTERNATIONAL RESORT DEVELOPERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 13--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Continued)

The Company has been named in a civil action regarding claimed fraudulent inducements offered to the plaintiffs by the Company, and its officers, to acquire shares of the Company. The plaintiffs claim damages of $1.5 million. The plaintiffs have filed suit but no other significant discovery or legal evaluation has been performed. The Company's counsel is unable to indicate the likelihood of an outcome at this time.

The Company is in dispute with two firms claiming to have provided services to the Company totaling $242,000. These are unasserted claims that the Company has not included in expenses or as a liability on its financial statements. Management does not believe that these amounts are properly due and owing and intends to vigorously defend its position if lawsuits are filed.

The Company incurred net losses of $705,684, $1,080,885 and $2,206,902 for the years ended June 30, 1997, 1996 and 1995, respectively. At June 30, 1997 the Company's current liabilities exceed its current assets by $3,313,260. In order to retain its right to acquire the Bucaneros property the Company will need to make timely debt payments (Note 5). Failure to do so may require the Company to write off approximately $2,000,000 of equity in this asset. The Company is in the process of completing an acquisition of business assets from Growth Strategies, Inc. (GSI). These assets are primarily related to the sales, installation and distribution of satellite dishes and various programming to residential customers. It will generate cash flow and operating income from this new venture. The Company has no current revenues, consistent sources of cash flow or operations. The Company anticipates generating cash flow from development of productive operations of its proposed asset acquisition and development for resale of its land located in Campeche, Mexico. Both of these ventures are expected to require obtaining sources of working capital and long-term development capital. Completion of the acquisition of the GSI assets is contingent upon shareholder approval at the next annual meeting scheduled for December 9, 1997. The Company did produce net cash flow of approximately $3,450,000 during August 1997 from the sale of its Ensenada project. Approximately $1,870,000 of these proceeds was used to pay short-term liabilities. At September 30, 1997 the Company's current liabilities exceed its current assets by approximately $670,000.


NOTE 14--LONG-TERM NOTES AND ADVANCES RECEIVABLE

In connection with the sale of the Ensenada Project the Company has received a note receivable in the amount of $1,200,000. This note bears interest at 7.2% and is payable as $800,000 on January 19, 1998 and $400,000 on July 19, 1998. In addition to this receivable the Company also has advances $655,525 to GSI as a loan in anticipation of completion of the proposed merger subject to shareholder approval at December 9, 1997.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Recent Transactions.

         1. Sale to ICTSI. On July 19, 1997, the Company entered into an agreement with International Container Terminal Services, Inc. ("ICTSI"), a major Philippine corporation, pursuant to which the Company sold its Mexican subsidiary, Ensenada Cruiseport Village, S.A. de C.V. ("Cruiseport") to ICTSI. Cruiseport, in turn, held a 35-year concession to build and operate piers, a cruiseship terminal, marina and marina village and associated commercial and tourist development at the Port of Ensenada, Mexico.

         The sale price, in the sale to ICTSI, was $5,150,000; $3,950,000 of which has been received by the Company. The balance is to be paid, $800,000 in January, 1999 and $400,000 in July, 1999, with the latter payment to be reduced to the extent that Cruiseport suffers any loss as the result of certain specified contingent liabilities.

         The above-described sale was reported by the Company in a Form 8-K filed on July 30, 1997. Attached to that Form 8-K was a copy of the agreement between the Company and ICTSI, which is incorporated herein by reference.

         Of the sales proceeds which have been received, the Company satisfied substantially all of the current liabilities of the Company as of June 30, 1997, except for the following: 1) an amount of $1,000,000 which the Company is obligated to pay, on or before May 24, 1998, pursuant to its contractual right to acquire the Los

Bucaneros property (comprising 3.5 miles of breachfront land in the State of Campeche, Mexico), if the Company is to perfect and maintain title to this property; and 2) $121,155 owing to Doggart Trading, Ltd., a substantial shareholder in the Company, for advances which it has made to the Company for working capital. These two liabilities, including the Company's contractual rights and obligations with respect to the Los Bucaneros property, are discussed in detail in the Company's Form 10-KSB for fiscal 1997.

         The liabilities of the Company, as of June 30, 1997, which were satisfied by the Company from the proceeds of the sale to ICTSI, included $1,017,430 of advances, including accrued interest, by Mr. Hugh Downey during fiscal 1997 for capitalized and expensed costs for the Ensenada project (See
the Company's Form 10-KSB for fiscal 1997).   The total amount paid to Mr.
Downey, from the proceeds of the sale, which also included repayment of additional amounts advanced in the first part of fiscal 1998 as well as a $200,000 fee for making such advances and forebearing in not demanding earlier
payment, was $1,534,200.   The Company also utilized $955,000, from the
proceeds of the sale to ICTSI, to satisfy amounts owing to the owners of two corporations who previously owned the concession rights in the Port of Ensenada (See Company's Form 10-KSB for fiscal 1997).

          2.) Agreement to Acquire Growth Strategies, Inc. On September 29, 1997, the Company entered into an agreement with Park Investments Limited ("Park"), a Liberian corporation with headquarters at 15 Hector Street, Herne Bay, Auckland, New Zealand, to acquire all of Park's stock in a Nevada corporation by the name of Growth Strategies, Inc. ("GSI"), whose address is 5300 West Sahara Avenue, Suite 101, Las Vegas, Nevada 89126.

         The agreement is subject to the approval of the shareholders of the Company. That meeting is scheduled to be held on December 9, 1997.

         The sole shareholder of Park, and the President and sole director of Park and GSI, is David Mackarness, a British citizen resident in Belgium, whose address is Avenue Walckiers 45, Brussels, Belgium 1160. The Secretary of GSI is Nigel Spinks, a British solicitor who, prior to June, 1995, was a director of International Resort Developers, Inc., is currently a director of Langer Holdings Ltd., a subsidiary of the Company, and has continued to be active in the negotiation of potential contracts for the Company, inclusive of the contract between the Company and Park.

           GSI had, in turn, in August of 1997, acquired the net assets utilized in a business conducted by a Nevada corporation named BrightStar Worldwide Entertainment, Inc. ("BrightStar"). Based upon unaudited figures supplied to the Company, BrightStar had a stated book value of tangible and current assets, as of September 30, 1997, in the amount of $313,137 (including computer equipment and furniture with an approximate book value of $200,000, and inventory, receivables and other current assets with an approximate book value of $100,000), offset by current liabilities in the approximately amount of $50,000. The business of BrightStar had been conducted under the name "AmeriStar Worldwide Entertainment Corporation", and GSI acquired from BrightStar, as well as the above-stated tangible assets, the right to utilize this name and various contractual relationships, as described below.

         The business conducted by BrightStar was the distribution of satellite dishes for capturing television signals, and related video and audio programming, as well as installation services, to the residential market throughout the United States, pursuant to a contractual relationship with EchoStar Communications Corporation ("EchoStar"), a manufacturer and distributor of satellite dishes and related programming. EchoStar currently offers, through its network, 170 channels to subscribers to its network. After March of 1998, when an additional satellite is active, EchoStar will have the capability of broadcasting 500 channels, and believes that it will be the only direct broadcast service provider to offer local programming to the largest 40 U.S. cities.

         The business of BrightStar also included the sign-up of distributors to distribute the satellite dishes and related services, and the earning of sign-up fees from, and over-ride fees on sales by, such distributors. As of the date of acquisition by the Company of the assets of GSI, there were approximately 8,500 such distributors.

         GSI acquired from BrightStar, in addition to the name "AmeriStar", BrightStar's contractual relationship with EchoStar and with the distributors above-described.

         The President, director and owner of BrightStar, prior to the acquisition of its assets by GSI, was one Samuel B. Watson of 9412 Highwood Hill Road, Brentwood, Tennessee. Mr. Watson has agreed to serve as the chief executive officer of GSI, now re-named AmeriStar Worldwide Entertainment Corporation ("AmeriStar"), as a subsidiary of the Company, pursuant to an employment contract cancelable by either party upon twelve months written notice, and has also agreed to serve as a director of International Resort Developers, Inc.

         The reported revenues of BrightStar, during the eighteen months it was in business, prior to the time of the sale of its assets to GSI, was approximately $3,000,000, and its net loss from operations over the previous 12 months approximately $1,000,000. However, management believes, based on discussions with Mr. Watson, that one of the principal contributors to a poor bottom line was the fact that BrightStar was not set up to process orders on a high volume basis. Management hopes to remedy that situation.

         Between September 29, 1997 and the current time, the Company has advanced to GSI $750,000, $400,000 of which was utilized by GSI to repay a $400,000 note issued by GSI to BrightStar in connection with the acquisition by GSI of the assets and relationships of BrightStar. The remaining $350,000 has been used as operating capital by GSI. During October, 1997, AmeriStar operated at a reported net loss of $162,317. It is anticipated by the Company that it will be necessary to utilize approximately $300,000 of its additional capital to support deficit operations during the balance of calendar 1997. Management is hopeful that GSI will be able to operate on a break-even and then profitable basis during 1998. However, no representations can be made in said regard.

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

         GSI has now changed its name to AmeriStar Worldwide Entertainment Corporation. Therefore, it will hereafter be referred to as "AmeriStar."

         In addition to continuing and intending to expand the business of AmeriStar, as previously conducted by BrightStar, it is the intention of the Company to utilize the business of AmeriStar to leverage the Company's Mexican property interests by utilizing the communications facilities of EchoStar, as well as the internet, to market residential lots into which the Palmeras and Irvine parcels of the Company, comprising 8.5 miles of beachfront property, in the State of Campeche, Mexico, are and will be subdivided. (See Form 10-KSB, accompanying this Proxy Statement, for a detailed description of the Company's Mexican real property interests).

         The Company, at this time, has marked out 100 lot sites on its Palmeras and Irvine properties for sale, as well as a hotel site, and is in negotiation with persons who have expressed an interest in placing hotel or motel facilities on that site. The Company hopes to be able to beginning marketing lots before the end of calendar year 1997, if the shareholders of the Company approve the acquisition of GSI/AmeriStar (see discussion of pending shareholders' meeting, below).

         EchoStar has indicated to the Company that it will permit the Company to have preferential rates to advertise the lots into which the Irvine and Palmeras properties are being subdivided, on the EchoStar satellite network, as well as to undertake other business ventures (discussed below) through the use of satellite television.

         AmeriStar has also entered into a contract with UniDial Communications, Inc. ("UniDial") of Louisville, Kentucky, which is a nationwide provider of long-distance telephone services, internet access, multimedia conference services and data networking. Pursuant to the contract, it is intended that AmeriStar, as an agent of UniDial, and on a commission basis, will place these services with small to medium size businesses and residential customers throughout the United States. AmeriStar intends, in this regard, to utilize its nationwide distributor network acquired from BrightStar.

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

         It must be emphasized that except for the marketing of satellite dishes and related services on behalf of EchoStar, as above described, AmeriStar has not been actively involved in the above described ventures. No representations can be made, at this point, as to the profitability of the businesses to be conducted by AmeriStar.

         Prior to entering into its contract with AmeriStar, the Company, on August 25, 1997, had entered into a previous contract with the shareholders of a corporation by the name of World Lynx Communications Corporation ("World Lynx") of 111 Center Street, Little Rock, Arkansas, for the acquisition of all of the stock of World Lynx. World Lynx had acquired the assets of BrightStar from

GSI, and accordingly GSI was the largest shareholder of World Lynx. World Lynx was also engaged in other related activities, including internet access and web site design. After announcing the prospective acquisition through a press release and the filing of a Form 8-K with respect to the prospective acquisition, the Company determined, on the basis of its due diligence investigation, to terminate the transaction, because the assets of World Lynx were subject to certain liabilities and encumbrances which were not acceptable to the Company. The various parties to the agreement consented to its recision. As a result of the recision, GSI reacquired its BrightStar assets, and Park, as the sole shareholder of GSI, agreed to sell GSI to the Company.

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

         The above-described agreement between the Company and Park, and between the Company and various persons agreeing to the recision of the agreement of August 25, 1997 between the Company and the shareholders of World Lynx Communications Corporation, were attached as Exhibits to the Company's Form 10-KSB for fiscal 1997, and are incorporated herein by reference.

Results of Operation and Capital Resources.

         During the quarter ended September 30, 1997, the Company recognized revenues from the sale of Ensenada Cruiseport Village, S.A. de C.V. in the amount of $5,150,000. Cost of revenuers were $3,451,964, inclusive of the capitalized cost of the Ensenada project at June 30, 1997, together with additional costs incurred in the September 30, 1997 fiscal quarter with respect to the Project, including the fee paid to Mr. Downey as consideration for making the advances for the Ensenada project and forebearing in demanding earlier repayment of his advances (discussed in Item 1 of "Recent
Transactions," above).   After expenses of $58,835, including legal and
accounting expenses of $41,461 and office expenses of $15,374, the net income of the Company for the quarter was $1,660,436. This compares with a net loss from continuing operations of $205,293 for the quarter ended September 30, 1996, and a net loss of $705,684 for the fiscal year ended June 30, 1997.

         As of September 30, 1997, the total current assets of the Company were $518,997, compared with $1,176 as of June 30, 1997, and $45,594 at June 30,
1996. The increase in current assets from June 30, 1997 reflects the receipt by the Company of $3,950,000 in cash proceeds from the sale of its Ensenada concession, as above described, less the satisfaction of liabilities from that amount, as described above in item (1) of "Recent Transactions" above, less the advance of $655,525 to Ameristar/GSI as of September 30, 1997 (out of $750,000 advanced to the date of this filing, as described above in Item 2 of "Recent Transactions").

         The capitalized costs of the Company, associated with its real property interests, decreased from $6,180,764 at June 30, 1997 to $3,342,062 at September 30, 1997, reflecting the sale by the Company of its Ensenada project, which had accounted for $2,838,702 of such capitalized costs as of June 30, 1997. Long-term notes and advances receivable increased from zero, at June 30, 1997, to $1,855,525 at September 30, 1997, reflecting the note payable to the Company from ICTSI in the amount of $1,200,000, deriving from the sale of the Ensenada project (discussed above), as well as $655,525 in advances as of September 30, 1997 to AmeriStar/GSI (as discussed above).

         The Company's capitalized resources at September 30, 1997, attributable to its real property interests, included $3,050,000 as the Company's acquisition price for its Los Bucaneros Property in Campeche, Mexico, $80,321 as its acquisition cost of the 8.5 miles of adjoining coastal property represented by the Company's Palmeras and Irvine parcels, and $211,741 in additional capitalized costs associated with the Irvine and Palmeras parcels. (See complete discussion of these real property interests in the Company's Form 10-KSB for fiscal 1997). The acquisition cost of the Palmeras and Irvine parcels does not reflect the substantially larger appraisals which have been secured by the Company. (See discussion in Form 10-KSB for fiscal 1997). Likewise, the book value of the Los

Bucaneros Property is related to the value of stock issued by the Company for the right to acquire the property, and encumbrances burdening the property; and management does not represent that the current market value of the Los Bucaneros property equals the stated book value. The capitalized costs of the Company described above represent assets which are illiquid, and do not represent currently realizable value.

         GSI/Ameristar, to date of the contract between the Company and Park Investments Limited for the acquisition of the said company, operated at a substantial net loss. Additionally, it is continuing to operate at a loss, at the current time (its reported net loss for the month of October being $162,317). Although management is hopeful that it will be able to operate, in 1998, at on a break-even and then profitable basis, no representations can be made in that regard. The Company does not have further commitments for financing or equity sources of capital which would fund continuing deficits, beyond its current cash resources. Although during the three fiscal years ended June 30, 1997, and during the first quarter of the current fiscal year, substantial advances were made to the Company by Doggart Trading, Ltd., various of its shareholders, and Hugh Downey, to fund operations and capital expenditures of the Company, there is no intention or probability that such advances will continue in the future.

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

                                    PART II

Item 1.  Legal Proceedings.

         In the Company's Form 10-KSB for fiscal 1997, the Company reported that an action has been commenced against the Company, together with certain former officers and directors, in the Fifteenth Judicial Circuit in Palm Beach, Florida, by a corporation named Andaurex International Inc., deriving from the alleged failure of the Company to properly transfer shares, allegedly owned by the plaintiff, into plaintiff's or its nominee's name. The Court has determined that the Company was properly served, and the Company will answer the complaint, as required, on or before November 23, 1997. The Company intends to deny plaintiff's allegations that plaintiff is entitled to any recovery in the action.

ITEM 5.  OTHER INFORMATION.

         The Board of Directors has called the Annual Meeting of Shareholders for December 9, 1997. The Notice of Meeting, together with Proxy Statement and related materials, will be sent to shareholders on or about November 19, 1997. A Preliminary Proxy Statement was filed with the Securities and Exchange Commission on November 7, 1997.

         The following are being proposed by Management, for approval by the shareholders:

         1. Election of directors. Five directors are to be elected at the meeting to serve until the next Annual Meeting of Shareholders, or until their successors are elected. Management intends to nominate the following five persons for election as the directors of the Company: Patrick James Magee, Pieter Gerhard Keyfer Oosthuizen, Patrick Lappin, Samuel B. Watson, and Donald
M. Spears. Messrs. Magee, Oosthuizen and Lappin are currently the only directors of the Company.

         2. Change of Domicile and Name. Management proposes to change the state of incorporation of the Company to the state of Tennessee, and to change the name of the Company to AmeriStar International Holdings Corporation. The procedure which will utilized is as follows. The Company has incorporated a wholly-owned subsidiary in Tennessee, by the name of AmeriStar International Holdings Corporation. The Company proposes to merge into its subsidiary. If the merger is consummated, the current assets and business of the Company will become the assets and business of AmeriStar International Holdings Corporation, and the shares of the shareholders of the Company will become shares of AmeriStar International Holdings Corporation, with the same par value and voting rights, except that cumulative voting for directors will be replaced by the election of directors through the more traditional method of a plurality of votes cast.

         As the sole current shareholder of its Tennessee subsidiary, AmeriStar International Holdings Corporation, the Company intends to elect as directors of AmeriStar International Holdings Corporation, prior to the merger of the Company into that corporation (if the shareholders approve the merger), the same directors as have been elected directors of the Company at the Company's annual meeting of December 9, 1997. These directors will continue to serve as directors of AmeriStar International Holdings Corporation, after the merger, until the next annual meeting of that corporation, scheduled to be held within the first three months of 1999, or until their successors are otherwise elected.

         The purpose of the recommended merger is to change the state of incorporation from Idaho, where the Company maintains no office (other than the office of a registered agent) or operations, to Tennessee, where the Company has established its principal executive offices.

         3. Management proposes to amend the Articles of Incorporation, in Idaho, to change the name of the Company to AmeriStar International Holdings Corporation, in the event that the Agreement and Plan of Merger, discussed in item (2) above, is not submitted to the shareholders for approval, or having been submitted, is not approved by the shareholders, or having been approved, is not consummated for any reason.

         4. Management proposes to amend the Articles of Incorporation, in Idaho, to eliminate the provision of the Articles providing for cumulative voting for directors, in the event that the Agreement and Plan of Merger, discussed in item (2) above, is not submitted to the shareholders for approval, or having been submitted, is not approved by the shareholders, or having been approved, is not consummated for any reason.

         5. Management proposes the approval by the shareholders of the acquisition by the Company of AmeriStar Worldwide Entertainment Corporation ("AmeriStar"), pursuant to the agreement of September 29, 1997 between the Company and Park Investments Limited, discussed above in this Form 10-QSB. Shareholders' approval is not required by Idaho law. However, the directors of the Company have nevertheless conditioned the consummation of the acquisition on shareholder approval.

         6. Management proposes the appointment of La Voie, Clark, Charvoz & May, P.C., Tucson, Arizona, as the accountants to audit the financial statements of the Company (or alternatively AmeriStar International Holdings Corporation, the Tennessee corporation, if the merger described in item 2 above is approved) for the fiscal year next ending after June 30, 1997. La Voie, Clark, Charvoz & May, P.C. have audited the accounts of the Company for the past four fiscal years.

         ITEM 6. EXHIBITS.

         The following exhibits are incorporated herein by reference:

         1. Stock Purchase Agreement, dated July 19, 1997, between International Resort Developers, Inc. and ICTSI International Holdings Corp. (Incorporated by reference from Form 8-K, filed July 30, 1997) (Reg. S-B,
Section 601(b)(10).

         2. Agreement dated 29 September, 1997, between International Resort Developers, Inc., "The WLC Shareholders", Growth Strategies, Inc., Samuel B. Watson, Park Investments Limited, and Ameristar Worldwide Entertainment Corporation (Incorporated by reference from Form 10-KSB for fiscal year ended June 30, 1997) (Reg. S-B, Section 601(b)(10).

         3. Agreement dated 29 September, 1997, between Park Investments Limited and International Resort Developers, Inc.

(Incorporated by reference from Form 10-KSB for fiscal year ended June 30, 1997 (Reg S-B, Section 601(b)(10).

         The following exhibits are filed herewith:

         27. Financial Data Schedule (for SEC use only).



                                   FORMS 8-K

         The following Forms 8-K were filed during the quarter:

         1. Form 8-K filed on July 30, 1997, reporting the sale by the Company of Ensenada Cruiseport Village S.A. de C.V. to International Container Terminal Services, Inc.

         2. Form 8-K filed on September 12, 1997, reporting an agreement of August 25, 1997 between the Company and the sellers of stock of World Lynx Communications Corp. (This agreement was later superceded by the agreement of September 29, 1997 between the Company and Park Investments Limited, as reported in this Form 10-QSB and Form 10-KSB filed for fiscal year 1997).

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorizeds.

                        INTERNATIONAL RESORT DEVELOPERS, INC.

Date: November 18, 1997       By: s/Patrick Magee
                                  Patrick Magee, President
                                  and Chief Financial Officer