Form 10QSB
period 1997-12-31
AMERISTAR INTERNATIONAL HOLDINGS CORP
filed 1998-02-23
CIK 38483

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 (For Quarterly Period ended December 31, 1997)

                           Commission File No. 1-6110


                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                (FORMERLY INTERNATIONAL RESORT DEVELOPERS, INC.)

           Tennessee                                           82-0291307
--------------------------------                      -------------------------
     State of incorporation                              I.R.S. Employer No.




1801 West End Avenue, Suite 1110
     Nashville, Tennessee                                         37203
---------------------------------                          ------------------
  Address of Principal Office                                   zip code


Registrant's Telephone Number:  615-329-3300



Number of outstanding shares:

                           Outstanding
Class                  as of December 31, 1997
-----                 ------------------------
Common Shares, with
par value $0.10 per share        1,807,124


                                     PART I



Item 1.  Financial Statements.

         See following pages.

                      INTERNATIONAL RESORT DEVELOPERS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND JUNE 30, 1997
                                   (UNAUDITED)

INTERNATIONAL RESORT DEVELOPERS, INC.




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS .....................................................        5-6

CONSOLIDATED STATEMENTS OF OPERATIONS ...........................................        7-8

CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY ..................................................          9

CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................................      10-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................      12-23

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                (Unaudited)
                                                                December 31,          June 30,
                                                                    1997                1997
                                                                ------------         ----------
CURRENT ASSETS
Cash                                                            $    23,270         $      876
Accounts receivable - trade                                          18,577
Accounts receivable - related party                                  30,746
Inventory                                                            65,769
Prepaid expenses                                                      7,881
Accrued interest and other receivables                               39,357                300
                                                                -----------         ----------
     Total current assets                                           185,600              1,176
                                                                -----------         ----------
PROPERTY AND EQUIPMENT
Mining property                                                     250,430            250,430
Furniture and equipment                                             206,988
Accumulated depreciation                                             (3,149)
                                                                -----------         ----------

     Net property and equipment                                     454,269            250,430
                                                                -----------         ----------

OTHER ASSETS
Land, purchase rights concessions and related
     capitalized costs and improvements                           3,342,062          6,180,764
Long-term notes and advances receivable (Note14)                  1,200,000
Goodwill, net of accumulated amortization                           814,092
Investment in unconsolidated companies                               10,000             10,000
                                                                -----------         ----------
                                                                  5,366,154          6,190,764
                                                                -----------         ----------

                                                                $ 6,006,023         $6,442,370
                                                                ===========         ==========



   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                (Unaudited)
                                                                 December 31,         June 30,
                                                                    1997               1997
                                                                -------------       -----------
CURRENT LIABILITIES
Current debt                                                    $ 1,012,527         $1,861,799
Accounts payable                                                     76,575             53,914
Accrued payroll and related taxes                                    34,182            121,575
Override royalty and interest payable                                13,325            138,463
Loans payable - Doggart Trading, Ltd. and Hugh Downey                82,105          1,138,685
                                                                -----------         ----------
     Total Current Liabilities                                    1,218,714          3,314,436
                                                                -----------         ----------

LONG-TERM DEBT
DEFERRED INCOME TAXES PAYABLE - (NOTE 7)
MINORITY INTEREST IN SUBSIDIARY                                     284,183            284,183
                                                                -----------         ----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY - after giving retroactive
         1.30 reverse stock split (See NOTE 1):
     Common Stock, $.10 par value, 100,000,000 shares
         authorized, 2,241,298 issued for December
         1997 and 1,841,298 issued for June 1997                    224,129            184,129
     Additional paid in capital                                   7,638,158          7,478,158
     Less shares of common stock held in Treasury-at cost;
         267 share for 1997, 1996 and 1995                           (2,895)            (2,895)
                                                                -----------         ----------

                                                                  7,859,392          7,659,392

     Retained Deficit                                            (3,356,266)        (4,815,641)
                                                                -----------         ----------

        Total Stockholders' Equity                                4,503,126          2,843,751
                                                                -----------         ----------

                                                                $ 6,006,023         $6,442,370
                                                                ===========         ==========



   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                     For The Six Months Ended December 31,

                                                                    1997               1996
                                                                ------------        ----------
REVENUES
Sale of Real Estate Development-Ensenada (Note 13)              $ 5,150,000         $
Sales - Ameristar                                                    88,024
                                                                -----------
     Total revenues                                               5,238,024

COST OF REVENUES
Cost of developing Real Estate - Ensenada                         3,451,964
Cost of sales - Ameristar                                            27,533
                                                                -----------

GROSS PROFIT                                                      1,758,527

OPERATING EXPENSES
Real estate acquisition overhead and administrative expenses                           150,707
Selling - Ameristar                                                  96,132
General and administrative                                          244,439            317,462
                                                                -----------         ----------
Total Operating Expenses                                            340,571            468,169
                                                                -----------         ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          1,417,956           (468,169)
                                                                -----------         ----------

OTHER INCOME (EXPENSE)
Interest income                                                      41,419
                                                                -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                 1,459,375           (468,169)

PROVISION (CREDIT) FOR INCOME TAXES - (NOTE 7)
                                                                -----------         ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          1,459,375           (468,169)

DISCONTINUED OPERATIONS - (NOTE 1)
     Loss from discontinued oil & gas operations - less
         applicable income tax credits                                                    (600)
                                                                -----------         ----------

NET INCOME (LOSS)                                               $ 1,459,375         $ (468,769)
                                                                ===========         ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                               1,889,124          1,840,131
                                                                ===========         ==========

INCOME (LOSS) FROM CONTINUING OPERATIONS
         PER SHARE                                              $      .773         $    (.255)
                                                                ===========         ==========

NET INCOME (LOSS) PER SHARE                                     $      .773         $    (.255)
                                                                ===========         ==========




   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                    For The Three Months Ended December 31,

                                                                    1997               1996
                                                                -----------         ----------
REVENUES
Sale - Ameristar                                                $    88,024         $

COST OF REVENUES
Cost of sales - Ameristar                                            27,533
                                                                -----------         ----------

GROSS PROFIT FROM REAL ESTATE DEVELOPMENT                            60,491

OPERATING EXPENSES
Real estate acquisition overhead and administrative expenses                           124,568

Selling - Ameristar                                                  96,132
General and administrative                                          187,584            138,308
                                                                -----------         ----------

Total Operating Expenses                                            283,716            262,876
                                                                -----------         ----------
LOSS FROM CONTINUING OPERATIONS                                    (223,225)          (262,876)
                                                                -----------         ----------

OTHER INCOME (EXPENSE)
Interest income                                                      22,184
                                                                -----------

LOSS BEFORE INCOME TAXES                                           (201,041)          (262,876)
PROVISION (CREDIT) FOR INCOME TAXES - (NOTE 7)
NET LOSS                                                        $  (201,041)        $ (262,876)
                                                                ===========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                               1,936,951          1,840,131
                                                                ===========         ==========
NET LOSS PER SHARE                                              $     (.104)        $    (.143)
                                                                ===========         ==========


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY From July 1, 1995
                            through December 31, 1997

                                                                        Common Stock
                                                               -------------------------------------                    Retained
                                                                                                          Paid in       Earnings
                                                               Per Share    Shares         Amount         Capital      (Deficit)
                                                               ---------  ----------    -----------    -----------    -----------
     BALANCE, JUNE 30, 1995                                               49,439,021    $ 4,943,902    $ 1,313,439    $(3,029,072)
Shares subscribed but unissued at June 30, 1996
     related to advances from Doggart Trading, Ltd.
     for use in real estate development and operations           1.00        235,286         23,529        211,757
Shares issued for payment of advances payable
     to Doggart Trading, Ltd.                                    1.00        774,700         77,470        697,230
Shares subscribed for acquisition of 45% of Ensenada
      concession rights                                           .50        720,000         72,000        288,000
Shares issued for acquisition of Langer Holdings, Ltd. (Note 2)            4,000,000        400,000      3,600,000
Adjustment to reflect excess of contract purchase
      price over Transferor's cost(Note 2)                                (4,000,000)                   (4,000,000)
Net loss for the year ended June 30, 1996                                                                              (1,080,885)
                                                                        ------------    -----------    -----------    -----------
     BALANCE, JUNE 30, 1996                                               55,169,007      5,516,901      2,110,426     (4,109,957)

Shares subscribed but unissued at June 30, 1997
     related to $394,960 of advances from Doggart
     Trading, Ltd. for use in development of the
      Ensenada project                                            .50        789,920         78,992        315,968
Recision of shares subscribed for acquisition
     of 45% of Ensenada concession rights
     due to renegotiations(Note 2)                                          (720,000)       (72,000)      (288,000)
One for thirty reverse stock split approved
     May 12, 1997(Note 1)                                                (53,397,629)    (5,339,764)     5,339,764
 Net loss for the year ended June 30, 1997                                                                               (705,684)
                                                                        ------------    -----------    -----------    -----------
     BALANCE, JUNE 30, 1997                                                1,841,298        184,129      7,478,158     (4,815,641)

Shares issued in Ameristar acquisition                            .50        400,000         40,000        160,000
Net income for the six months ended
      December 31, 1997- Unaudited                                                                                      1,459,375
                                                                        ------------    -----------    -----------    -----------

     BALANCE, DECEMBER 31, 1997                                         $  2,241,298    $   224,129    $ 7,638,158    $(3,356,266)
                                                                        ============    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                     For The Six Months Ended December 31,


                                                                                      1997                   1996
                                                                                ---------------          ------------
OPERATING ACTIVITIES:
Net income (loss)                                                               $     1,459,375          $  (468,769)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion, amortization
     & valuation allowance                                                               16,947
Change in assets and liabilities:
     Increase  in accounts receivable                                                   (18,577)                (579)
     Decrease in inventory                                                                8,857
     Increase  in accrued interest, prepaid and other                                   (35,905)
     Increase (decrease) in accounts payable and
        accrued expenses                                                               (123,188)              94,655
     Decrease in interest payable                                                      (125,138)
                                                                                ---------------

     Net cash provided by (used for) operating activities                             1,182,371             (374,693)
                                                                                ---------------          -----------

INVESTING ACTIVITIES:
Proceeds from sale of real estate, net                                                3,451,964
Increase in long-term notes                                                          (1,200,000)
Capitalized real estate predevelopment costs                                           (613,262)            (522,832)
Net assets of Ameristar acquired for cash                                              (882,552)
Purchase of property and equipment                                                       (2,395)
                                                                                ---------------

     Net cash (used) provided by investing activities                                   753,755             (522,832)
                                                                                ---------------          -----------

FINANCING ACTIVITIES:
Additions to debt:
     Short-term                                                                                              465,268
Payments on debt:
     Short-term                                                                      (1,913,732)
Proceeds from stock subscribed                                                                               394,960
                                                                                ---------------          -----------

     Net cash provided by (used for) financing activities                            (1,913,732)             860,228
                                                                                ---------------          -----------

NET INCREASE (DECREASE) IN CASH                                                          22,394              (37,297)

CASH AT BEGINNING OF PERIOD                                                                 876               38,173
                                                                                ---------------       --------------

CASH AT END OF PERIOD                                                           $        23,270       $          876
                                                                                ===============       ==============

Taxes paid during the period                                                    $             0       $            0
                                                                                ===============       ==============

Interest paid during the period                                                 $       155,900       $            0
                                                                                ===============       ==============

   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the periods ended December 31, 1997 and 1996


SUPPLEMENTAL SCHEDULES OF NONCASH ACTIVITIES:

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

On December 9, 1997 the shareholders approved an acquisition of the assets of Growth Strategies, Inc. (GSI) dba Ameristar Worldwide Entertainment for 400,000 shares of IRD common stock (valued at $.50 per share) and $882,552 in cash, including advances. The asset allocation of $1,082,552 disclosed in Note 1 is inclusive of both the cash and value of the shares issued.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization - The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc. and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the Company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996 the Company acquired land holdings, oil and gas leases and a pipeline gathering facility. In April 1994 the Company decided to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May, 1996 the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale the Company had no operations and was focusing solely on real estate development. During 1997 the Company changed its name from International Basic Resources, Inc. to International Resort Developers, Inc. During July, 1997 the Company closed the sale of its Ensenada project with a third party for a gross sales price of $5,150,000. During December 1997 the Company completed its acquisition of Growth Strategies, Inc. (GSI) as discussed further in this note.

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

Evaluation of Impairment of Mining Properties -

Proved oil and gas:
The Company periodically assesses the potential impairment of its proved oil and gas properties by comparing the net capitalized cost to projected undiscounted future net cash flows. The excess of net capitalized cost over projected undiscounted future net cash flows is adjusted as a charge to current operations through a valuation allowance offset to the respective assets.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Activities of Real Estate Segment - As discussed in Note 2, the Company's stock ownership changed significantly during March, 1994. Since April 1994 the Company has been in the related to its real estate acquisition and development activities through its wholly owned subsidiary Langer holdings, Ltd. Operations related to real estate activities in the are as follows:

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 1997, June 30, 1997 or June 30 1996.

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

Acquisition of the net assets of Growth Strategies, Inc. - On December 9, 1997 the shareholders approved the purchase of the net assets of Growth Strategies, Inc. dba Ameristar Worldwide Entertainment for 400,000 shares of IRD common stock at $.50 per share and $882,552 cash, including advances. The cost was allocated to the purchased assets as follows:

     Current Assets, including $23,484 cash                       $  139,889
     Property and Equipment                                          204,593
     Goodwill                                                        827,890
                                                                  ----------
     Total assets                                                 $1,172,372
                                                                  ==========

                     INTERNATIONAL RESORT DEVELOPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition of the net assets of Growth Strategies, Inc.

     Current Liabilities                                       $   66,337
     Cash investment and advances from IRD                        906,035
     Common stock issued                                          200,000
                                                               ----------
     Total liabilities assumed and stock issued                $1,172,372
                                                               ==========

Had the acquisition occurred as of July 1, 1997, the following proforma results of year to date operations as of December 31, 1997 may have resulted:

     Revenues
     Net loss
     Net loss per share

Additionally, the following proforma results of operations for the quarter ended December 31, 1997 may have resulted:

     Revenues
     Net loss
     Net loss per share


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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE (Continued)

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 4--PIPELINE AND PIPELINE EQUIPMENT

On April 22, 1985, the company purchased a six (6) mile pipeline gathering facility. The facility serves the oil and gas properties acquired by the company. These assets were sold during May 1996 as part of the Company's disposal of its oil and gas operations.


NOTE 5--CURRENT DEBT

Current debt of the Company at December 31, 1997 consist of the following:

Deed of Trust payable to Granjas Los Bucaneros to
 complete the acquisition of 3.5 miles of beach-front
 property which is adjacent to the Company's property
 known as Playas Palmeras (Note 2). During 1997 the
 Company obtained a one year extension of its due date
 for this debt. The balance is due May 24, 1998. If
 the Company does not make this payment it may lose
 its rights to acquire and develop this property and
 would realize a reduction of shareholder equity of
 approximately $2,000.000.                                           $1,000,000

Other advances payable                                                   12,527
                                                                     ----------
         Total Current Debt                                          $1,012,527
                                                                     ==========

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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


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

As discussed in Note 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December, 1994. During September 1994, Doggart agreed to convert this debt of the Company into common shares at $1 per share. During the year ended June 30, 1995 Doggart advanced an additional $1,290,300 and received shares totaling 205,373 shares to retire $200,000 of advances plus accrued interest of $5,373. During the year ended June 30, 1996 additional shares totaling 1,225,300 and 774,700 have been issued at $1.00 per share to retire $2,000,000 in advances. At June 30, 1996 shares totalling 235,286 have been subscribed at $1 per share to retire an additional $235,286 in advances. During 1997 an additional 789,920 shares were subscribed at $.50 per share to retire $394,960 in advances during 1997. Additional 1997 advances of $82,105 have not been retired as of December 31, 1997.


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX

The Company does not file a consolidated income tax return. Each corporation in the group files a separate return. Thus the tax benefits from net operating loss deductions and general business credit carryovers are limited to the separate returns of the respective corporations.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)


The components of the provision (credit) for income taxes at December 31, are as follows:

                                                 1997            1996
                                              ---------       ----------
     Current
        Federal                               $     -         $        -
        State                                       -                  -
                                              -------         ----------
     Total current provision                        -                  -


     Deferred
        Federal                                     -                  -
        State                                       -                  -
                                             --------         ----------
     Total deferred provision                       -                  -

     Total provision (credit)
        for income taxes                     $      -         $        -
                                             ========         ==========


The reconciliation of the income tax (provision) expense at the statutory rate to the effective rate at December 31, is as follows:


                                                       1997                       1996
                                              ---------------------        ---------------------
                                                 Amount         %           Amount           %
                                              ---------     -------        ---------     -------
     Federal taxes (credit)
         At the statutory rate                $ 496,000        34.0 %      $(160,000)      (34.0)%
     Additional deferred tax
         assets providing no
         tax benefit                                                         160,000        34.0

     NOL of subsidiaries
         providing no tax
         benefit                                      -           -               -            -
     NOL carryover utilized
         in the current year                   (496,000)      (34.0)

     Other                                            -           -               -            -
                                             ----------     -------        --------      -------

                                             $                    -%       $      -            -%
                                             ==========     =======        ========      =======


                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 7--PROVISION (CREDIT) FOR INCOME TAX (Continued)

For financial reporting purposes, a valuation allowance of $290,000 has been deducted for the full amount of the deferred tax asset resulting from the Company's net operating loss carry forwards noted below as it was determined that there is limited probability for the deferred tax asset to be realized at this time.

The items of carryover remaining, for the separate corporations, for which no tax benefit has been provided are as follows:


                                           International                 Carson                    Texas
                                               Basic                   Industries                  NGPP,
                                             Resources                 Corporation                  Inc.
                                           -------------              ------------                -------
      Net operating loss                   $        -                 $    580,000                $ 7,600
      Capital loss                                  -                      142,000                      -
      General business credit                       -                       12,000                 16,000


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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 11--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN


                                                          12/31/97          6/30/97         6/30/96
                                                          --------          --------        -------
Principal                                                  Salary-           Salary-        Salary-
Position                                                     Fees             Fees           Fees
---------                                                 --------          --------        -------
M.K.Miller - Past Chairman                                $        -        $      -        $ 16,000
Alton E. Jones - Past President/Chairman                           -         147,400         186,000
Nigel Spinks - Consultant                                          -               -               -
David P. Lawrence - Director                                  33,574          48,000          13,500
Steven Barker - Vice President-                                    -          60,000          47,000
    Ensenada Cruiseport Village
Francis Cobb - Past Secretary                                      -          39,050         106,000
Chris Millar - Director                                            -               -               -
Sam Watson - Secretary                                        18,500               -               -
Donald Spears - Director                                           -               -               -
Pieter G.K. Oosthuizen                                        25,335               -               -

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

At that same date options to acquire stock were granted as follows:


                                     Number of             Exercise             Date              Options
                                    Shares Under             Price             Option            Exercised
Recipient                              Option              Per Share           Expires            To Date
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

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 12--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

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

The Company incurred net losses of $705,684, $1,080,885 and $2,206,902 for the years ended June 30, 1997, 1996 and 1995, respectively. At December 31, 1997 the Company's current liabilities exceed its current assets by $1,033,000. In order to retain its right to acquire the Bucaneros property the Company will need to make timely debt payments (Note 5). Failure to do so may require the Company to write off approximately $2,000,000 of equity in this asset.

                      INTERNATIONAL RESORT DEVELOPERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended December 31, 1997


NOTE 12--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Continued)

The Company has completed an acquisition of business assets from Growth Strategies, Inc. (GSI) . These assets are primarily related to the sales, installation and distribution of satellite dishes, Internet access equipment and software and various programming to residential customers. The Company anticipates generating cash flow and operating income from this new venture. In connection with the acquisition of GSI on December 9, 1997 the Company recorded $827,890 of goodwill based upon its future expectations of profitability. The Company has minimal current revenues or consistent sources of cash flow. The Company anticipates generating cash flow from development of productive operations of its GSI asset acquisition and development and resale of its land located in Campeche, Mexico. Both of these ventures are expected to require obtaining sources of working capital and long-term development capital. The Company did produce net cash flow of approximately $3,450,000 during August 1997 from the sale of its Ensenada project. Approximately $1,870,000 of these proceeds was used to pay short-term liabilities. At December 31, 1997 the Company's current liabilities exceed its current assets by approximately $1,033,000. The Company believes it may be able to extend the maturity of the $1,000,000 due May 28, 1998 secured by the Bucaneros Property (Note 5).


NOTE 13--LONG-TERM NOTES AND ADVANCES RECEIVABLE

In connection with the sale of the Ensenada Project the Company has received a note receivable in the amount of $1,200,000. This note bears interest at 7.2% and is payable as $800,000 on January 19, 1998 and $400,000 on July 19, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Certain statements contained in this Quarterly Report, including, without limitation, statements containing the words "anticipates," "it is anticipated," "believes," "estimates," "hopeful," and "goal," and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those contained in forward looking statements, and readers are referred to the Company's Form 10-KSB for fiscal year ended June 30, 1997, to the Company's Form 10-QSB for its fiscal quarter ended September 30, 1997, and to this Report, for discussions of various factors which could cause such results to differ. Factors which could cause such results to differ include, without limitation, lack of delivery of product by AmeriStar Worldwide Entertainment Corp.'s (AWEC's) suppliers for resale by AWEC, through its distributorship network; unwillingness of a supplier to enter into a distributorship arrangement with AWEC or termination by a supplier of AmeriStar's distributorship arrangement with said supplier; failure of AWEC's distributorship network to effectively market products; insufficiency of customer orders for products and/or services distributed by AWEC through its distributor network; or insufficient working working capital to undertake contemplated operations, inclusive of the operations of AWEC or the development and resale of the Company's Mexican property interests.
         As reported in Part II, Item 4, following, at the annual meeting of shareholders of the Company, on December 9, 1997, the acquisition by the Company of the stock of AmeriStar Worldwide Entertainment Corp. ("AWEC"), a Nevada corporation, was approved, and became effective on that date. At the same meeting, the merger of the Company into its wholly owned subsidiary, AmeriStar International Holdings Corporation, a Tennessee corporation, was also approved. The merger was finalized, through filings with the appropriate state authorities, on January 22, 1998. From that date forward, the name of the Company is AmeriStar International Holdings Corporation (hereafter referred to as "AmeriStar"), the Company's state of incorporation is Tennessee, and each person who was a shareholder of International Resort Developers, Inc. ("IRD"), holds, instead of his or her shares in IRD, the same number and par value of shares in AmeriStar. The stock symbol of AmeriStar on NASDAQ is "AIHC".
         Hereafter in this Report, the term "Company" will be used to refer interchangeably, and collectively, to AmeriStar, IRD, and its consolidated subsidiaries, including AWEC.
         AWEC, which was acquired by the Company, effective December 9, 1997, had in turn acquired, on August 22, 1997, the rights to its name, and other tangible and intangible assets and relationships, including a nationwide distributor network comprised of approximately 8,500 home-based distributors, from a company named AmeriStar Worldwide Entertainment, Inc. ("AWEI"). Based upon unaudited figures supplied to the Company, AWEC, as of September 30, 1997, had a stated book value of tangible and current assets, comprised of the assets it had acquired from AWEI, in the amount of $313,137 (including computer equipment and furniture with an approximate book value of $200,000, and inventory, receivables and other current assets with an approximate book value of $100,000), offset by current liabilities in the approximate amount of $50,000.
         The business which was conducted by AWEI, to which AWEC succeeded, was the resale, to the residential market throughout the United States, of satellite dishes for capturing television signals, and the earning of commissions on related video and audio programming subscribed to by the purchasers of said satellite dishes. AWEC conducts such business pursuant to a non-exclusive distributorship arrangement, with EchoStar Communications Corporation ("EchoStar"), a manufacturer and distributor of satellite dishes and related programming. EchoStar currently offers 170 channels to subscribers to its program network. It is anticipated that after March of 1998, when an additional satellite is active, EchoStar will have the capability of broadcasting 500 channels; and the Company believes that EchoStar will be the only direct broadcast service provider to offer local programming to the largest 40 U.S. cities.

         AWEC has distributed the EchoStar products through its own network of "Independent Distributors." These distributors are home-based persons who have signed an "Independent Distributor" agreement with AWEC or its predecessor AWEI, and have paid to AWEC or its predecessor $89.95 for an Independent Distributor kit or $195 to enroll in AWEC's "Sales Director Leadership Training Bonus Program," including the kit. These distributors earn commissions from AWEC for the products they distribute on behalf of AWEC. AWEC continues to add, and at the present time has over 9,000, Independent Distributors. Up until mid-January, 1998, AWEC, as did AWEI before it, communicated weekly with its distributors through a weekly closed-circuit one-hour satellite slot purchased from EchoStar (at a cost to AWEC of $1,650 per week); and utilized this broadcast to apprise its distributors of current products available for distribution, benefits of the products and selling strategies. AWEC is currently evaluating whether there are more cost-effective ways of communicating with its distributors in the foregoing regards.
         Pursuant to AWEC's distributorship agreement with EchoStar, AWEC purchases and resells satellite dishes; and, in addition, receives from EchoStar an initial commission of between $50 and $100, and residual monthly commissions of between $0.50 and $1.50 per month, for a subscriber to EchoStar's programming who has purchased a satellite dish through AWEC.
         The Company believes that it is currently able to realize a margin in the average range of $150 (net of commissions to the

Company's own distributors), from each installation of a satellite dish distributed by AWEC.
         Since November of 1997, EchoStar has not been able to deliver product to the Company, because of a reported shortage of components. EchoStar has told the Company that product will be available, again, in March, 1998, though the Company can give no assurances in said regard. Management estimates that it can place four to five hundred dishes per month, through its distributor network, depending upon availability of product.
         In August of 1997, AWEC, prior to its acquisition by IRD, became an authorized agent of UniDial Incorporated ("UniDial") of Louisville, Kentucky, a nationwide provider of long-distance telephone services, internet access, multimedia conference services and data networking, for the marketing, on a non-exclusive commission basis, of Unidial's services to small and medium size businesses and residential customers in the United States. The agent's agreement is for a term of two years, terminable at an earlier time by UniDial for any material breach of the contract by AWEC, the failure of AWEC's accounts to aggregate $5,000 in monthly revenue after the sixth month of the distributorship agreement, or the failure of AWEC's accounts to aggregate $10,000 in monthly revenue after the twelfth month of the distributorship agreement.
         In December, the Company earned $1,260 in commissions (net of commissions to the Company's distributors) from its distributorship arrangement with Unidial, and is hopeful that its monthly revenues will increase to the $5,000 range.

         In January, 1998, AWEC entered into a non-exclusive remarketer agreement with WebSurfer, Inc. ("WebSurfer), a Canadian company located in Markham, Canada, and a subsidiary of Batria Corp., a multi-national manufacturer of computer hardware equipment, for the purchase and resale by AWEC of the following Websurfer product. WebSurfer has developed a product which, it reports, will enable the user to browse the internet through one's television set, utilizing a proprietary set-top box, to which can be connected a printer, and also utilizing a hand-held wireless monitor and wireless keyboard. It is also reported that the system will enable a customer to utilize the internet to place telephone calls to a user who employs the same system. The Company intends to utilize its distributor network to market this system, and anticipates being able to realize a gross margin of approximately $150 per system placed, net of commissions to its distributors. The Company anticipates taking delivery of approximately 100 of the systems in the near future, but has been informed that it will be at least 60 days before a steady supply of systems from WebSurfer is available. The arrangement is for a term of one year, renewable by either party, and terminable at an earlier time by WebSurfer for failure of the Company to meet its obligations under the agreement, inclusive of minimum purchase obligations, which are 500 units per month during the first quarter of 1998 and increasing substantially thereafter.
         AWEC, in January of 1998, also entered into an agreement with SkyMall, Inc. whereby for a test period of 90 days, SkyMall, Inc.

has agreed to a link from AWEC's home page to SkyMall's shopping lobby on the World Wide Web, and to pay to AWEC a 5% commission for customer purchases from SkyMall referred from AWEC's home page. SkyMall is the marketer of products to airline passengers through publications present on airlines and through the internet.
         AWEC is also currently negotiating with, and anticipates entering into a distributor agreement with, ADT Corporation, the world's largest manufacturer and supplier of home and business security systems, for the distribution by AWEC of ADT's security systems. Management anticipates that a distributor agreement will be finalized in the near future, and that the Company's gross margin from the purchase and resale of such systems (net of commissions to the Company's distributors) will be in the range of $300 per system, plus residuals. Management's goal is to reach a volume of 500 systems per month to residential and/or business customers, by 1998 year-end.
         It must be emphasized that the success of the Company in meeting its goals, in distributing products pursuant to the above-stated distributorship arrangements, and therefore its ability to operate profitably, is not only dependent upon customer orders, but also the availability of product to the Company for distribution, and in the case of ADT, the finalization of the agreement. Consequently, no representations can be made as to whether the Company will be able to meet its goals. Customer acceptance also depends upon the viability of the product being distributed, and its competitive position to other products on the market or which may come to market. Whereas management believes that WebSurfer, discussed above, is an exciting product, its workability, potential, and customer acceptance has yet to be proven.
         The reported revenues of AWEI, during the eighteen months it was in business, prior to the time of the sale of its assets to AWEC, from the sale of EchoStar products and the sign-up of its "Independent Distributors," were approximately $3,000,000; and AWEI's reported net loss from operations over the previous 12 months approximately $1,000,000. Management believes that a principal contributor to a poor bottom line was that the Company did not have in place an appropriate credit card clearing arrangement to process high volumes of customer transactions. As of October, 1997, management believes that such an arrangement is in place.
         As of September 30, 1997, the Company had advanced to AWEC $655,525, $400,000 of which was utilized by AWEC to satisfy a $400,000 note issued by AWEC in connection with its acquisition of AWEI's business, and the remainder of which was utilized to fund deficit operations of AWEC between the date of that acquisition and September 30, 1997. Between October 1, 1997 and December 31, 1997), the Company advanced to AWEC an additional approximate $300,000 to cover deficit operations.
         The deficit in operations of AWEC in January, 1998 was approximately $50,000. Management is hopeful that it will be able to become profitable in the next several months. The attainment of such profitability, in management's judgment, depends upon the resumption of delivery by EchoStar of shipments to the Company, and/or the ability of the Company to be successful in promoting and selling products pursuant to its other distributorship arrangements above discussed. It is excited about the potential of these distributorships, although it can make no assurances with respect to their success.
         The Company continues to own, without mortgage encumbrances, and intends to exploit the potential of, substantial property interests in the State of Campeche, Mexico, namely coastal properties, approximately 8.5 miles in length, constituting the "Palmeras" and "Irvine" parcels, in the State of Campeche, Mexico. These properties, acquired by the Company in 1994, have been extensively discussed in previous Reports of the Company. It is the intention of the Company, dependent upon securing necessary capital to complete infrastructure (e.g., provision of water and electricity), to utilize the business of AWEC, including AWEC's home page on the world-wide web, to market residential lots into which the Palmeras and Irvine parcels of the Company, in the State of Campeche, Mexico, are being subdivided.

         Results of Operation.
         During the quarter ended December 31, 1997, the Company incurred a loss from continuing operations of $223,225 (and a net loss, after income from interest, of $201,041). Of this amount, approximately $145,000 is attributable to overhead administrative expenses not directly connected with the business of AWEC, namely legal and accounting, consulting, and officer and director fees and expenses of the Company. The balance of the loss, namely $78,626, reflects the business of AWEC for the month of December. Inasmuch as the acquisition of AWEC was not consummated until December 9, 1998, the operations of AWEC have been consolidated into the financial statements of the Company only for the month of December, 1997.
         The loss of AWEC for the period October 1, 1997 through December 31, 1997 was $306,012 (and, between the date of the purchase of the business of AWEI by AWEC on August 22, 1997, and December 31, 1997, was $449,705). As indicated in the previous paragraph, most of this loss has not been reflected in the financial statements of the Company which are included in this Report, since the acquisition of AWEC was not consummated until December, 1997.
          The accrued revenues of AWEC (from orders booked, though not necessarily shipped, and before costs of goods sold, including commissions to AWEC's distributors) declined from $176,000 in September, 1997, and $120,000 in October, 1997, to approximately $88,000 in each of the months of November and December, 1997, primarily reflective of the suspension of delivery of product from EchoStar. Of the bookings in October through December, approximately $16,000 in December, $13,000 in November, and $35,000 in October, pertained to sign-up of distributors by AWEC, reflected by sales of distributor kits and other sales aids to such distributors, and most of the balance to orders for EchoStar systems. Orders booked by AWEC in January, 1998, appear to be approximately $70,000; and its deficit in operations in the range of $50,000 - $70,000 for that month.
          Management is optimistic that AWEC will be able to operate on a break-even, and then profitable basis, in the coming several months, dependent upon a resumption of deliveries from EchoStar and/or its ability to be successful in exploiting the business opportunities and prospects from its relationships with WebSurfer, SkyMall and ADT, discussed above.
         For the six-month period ended December 31, 1997, the Company's income from continuing operations was $1,459,375, compared with a loss of $468,169 for the comparable period of a year earlier. This income was the result (reported in the last quarterly Report) of the recognition of revenues, in the quarter ended September 30, 1997, of $5,150,000 from the sale of Ensenada Cruiseport Village, S.A. de C.V., offset by costs of such revenues of $3,451,964, inclusive of the capitalized cost of the Ensenada project at June 30, 1997, and net of administrative expenses in that quarter of $58,835. (The $5,150,000 of revenues was received $3,950,000 in cash, $800,000 in a note payable in January, 1999, and $400,000 in a note payable in June, 1999). The net income of the Company for the quarter ended September 30, 1997 was therefore $1,660,436.

         Capital Resources.
         As of September 30, 1997, as reported in the previous quarterly report, the total current assets of the Company were $518,997. These assets reflected the receipt by the Company of $3,950,000 in cash proceeds from the sale of its Ensenada concession, less the satisfaction of liabilities from that amount, less the advance to AWEC of $655,525 as of September 30, 1997. The current liabilities as of that date were $1,188,644. These liabilities included the following: 1) $1,007,799, which the Company is obligated to pay on or before May 24, 1998, with further interest, pursuant to its contractual right to acquire the Los Bucaneros property (comprising 3.5 miles of beachfront land located in the State of Campeche, Mexico), if the Company is to perfect and maintain title to this property; 2) $121,155 owing to Doggart Trading,
Ltd., a substantial shareholder in the Company, for
advances which it has made to the Company for working capital; and 3) other current liabilities of approximately $60,000 for accounts payable, accrued payroll, and royalties and interest payable.
         The deficit working capital position of the Company, as of September 30, 1997, namely $669,647, increased to a deficit working capital position, as of December 31, 1997, of $1,033,054. This increase, in the amount of $363,407, is accounted for by: 1) the loss in operations, reflected in the financial statements of the Company for the three months ended December 31, 1997, of $201,041, plus 2) approximately $300,000 of losses of AWEC, for periods prior to December 1, 1997, which have not been reflected in the financial statements for the quarter ended December 31, 1997, but which were covered by advances from the Company, less 3) inventory, receivables and other current assets with a book value of approximately $147,430 acquired by the Company as the result of its purchase of AWEC.
         During the month of January, 1998, the Company borrowed $50,000 from EuroBank, a financial institution in the Cayman Islands, to cover deficit cash needs during that month. At the present time, the Company does not have in place a line of credit or other commitments from financial institutions, or from other sources of capital, to cover continued deficit operations, to satisfy current liabilities, or for other purposes. The ability of the Company to continue operations, including the operations of AWEC, the ability of the Company to complete its acquisition of the Los Bucaneros property, and the ability of the Company to fulfill its intentions with respect to the subdivision and marketing of parcels from its Palmeras and Irvine parcels in Mexico, is therefore dependent upon the near-term ability of AWEC to undertake operations on a break-even or profitable basis, and the Company's ability to secure financing to cover any further deficits, to meet its current liabilities, to proceed with the acquisition of title to the Los Bucaneros property, and to complete infrastructure and therefore successfully market its Palmeras and Irvine parcels, and the Company's ability to secure necessary financing to meet its current liabilities. In the past, the Company has relied on advances from certain large shareholders to meet deficits. However, it has no commitments from shareholders as to such advances in the future.
         The current liabilities of the Company as of December 31, 1997 are as follows: $1,012,527, reflecting the above-described obligation of the Company, payable on before May 24, 1998, if the Company is to perfect title to the Los Bucaneros property (comprising 3.5 miles of beachfront land in the State of Campeche, adjacent to the Company's Playas and Palmeras properties); $76,575 in accounts payable, comprising $66,230 of payables of AWEC and the remainder legal and accounting fees; $34,182 of accrued payroll of AWEC; $13,325 of accrued royalties from previous oil and gas operations conducted by the Company; and $82,105 payable to Doggart Trading, Ltd. During the quarter, the Company reduced its payable to Doggart, which was $122,155 as of September 30, 1997, through a payment to Doggart. This payable represents advances from Doggart, during the fiscal year ended June 30, 1997, covering cash needs of the Company.
         In consideration of the Company's sale of Ensenada Cruiseport Village S.A. de C.V. in fiscal year ended June 30, 1997, the

Company received, in addition to $3,950,000 in cash proceeds, two notes, one for $800,000 payable in January, 1999, and another note (subject to certain contingencies) for $400,000 payable in June, 1999. The Company reported in its last Report that it is attempting to discount the $800,000 note with a banking institution. To date, it has not been successful in such regard.
         The Company's capitalized resources at September 30, 1997, attributable to its real property interests, included $3,050,000 as the Company's acquisition price for its Los Bucaneros Property in Campeche, Mexico, $80,321 as its acquisition cost of the 8.5 miles of adjoining coastal property represented by the Company's Palmeras and Irvine parcels, and $161,739 in additional capitalized costs associated with the Irvine and Palmeras parcels. (See complete discussion of these real property interests in the Company's Form 10-KSB for fiscal 1997). The acquisition cost of the Palmeras and Irvine parcels does not, in management's view, reflect a substantially higher actual value (See discussion in Form 10-KSB for fiscal 1997). Conversely, the book value of the Los Bucaneros Property is related to the value of stock issued by the Company for the right to acquire the property, and encumbrances burdening the property; and management does not represent that the current market value of the Los Bucaneros property equals the stated book value. The capitalized costs of the Company described above represent assets which are illiquid, and do not represent currently realizable value.
         If the Company is unable to meet its above-described obligation to acquire title to the Los Bucaneros property, such failure would result in the forfeiture of the Company's interest in that land, and the consequent write-down of the $3,050,000 at which that property has been capitalized on the books of the Company.


                                    PART II
ITEM 1.  LEGAL PROCEEDINGS.
         There have been no further material developments, in the quarter, in items of litigation previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
         The annual meeting of shareholders of International Resort Developers, Inc. was held on December 9, 1997, in Nashville, Tennessee. The following transpired:
         1. Election of Directors. Pieter G. K. Oosthuizen, David Lawrence, Chris Millar, Donald M. Spears, and Samuel B. Watson were elected as the directors of the Company. to serve until the next annual meeting of the Company or until their successors are elected and qualify. There are no other directors whose terms continued after the meeting. These directors were elected with the following votes cast in their favor and no votes cast for other persons, in opposition to their election, or withheld: Pieter
Oosthuizen:  1,386,008 votes; David Lawrence: 1,386,008 votes; Chris Millar:
1,386,008 votes; Donald M. Spears: 1,386,008 votes; and Samuel B.

Watson: 1,386,008 votes. There were 197,232 broker non-votes. Since the time of the election, Chris Millar has resigned his directorship position, due to conflicting business responsibilities, and Nigel Spinks, a British solicitor (i.e. lawyer), has been appointed to fill that vacancy.
         2.) Change of Name and Domicile of the Company. The shareholders approved the merger of IRD into its wholly owned Tennessee subsidiary, AmeriStar International Holdings Corporation ("AmeriStar"). 1,006,317 votes were cast in favor of the merger, 134 votes were cast against, and there were 584 votes abstaining. There were 654,811 broker non- votes. The merger became effective, through filings with appropriate state authorities, on January 22, 1998. AmeriStar, until the effective date of the merger, was a subsidiary without substantial assets or liabilities. As the result of the merger, the assets and liabilities of IRD became the assets and liabilities of AmeriStar, and the shareholders of IRD, as of the effective date of the merger, have become, instead, shareholders of AmeriStar, a Tennessee corporation, with each such shareholder holding the same number and par value of shares in AmeriStar as previously held in IRD.
         The Charter and By-laws of AmeriStar are not materially different from the Charter and By-Laws of IRD, except in the following respects:
         (a) Directors have previously been elected by cumulative voting, in which each shareholder is entitled to cast a number of votes equal to the number of his shares, multiplied by the number of directors being elected, with the right to distribute such number of votes among or between nominees in such proportion as the shareholder chooses. The Charter of AmeriStar provides for the more traditional method of electing directors, pursuant to which each shareholder is entitled to cast a number of votes, equal to the number of his shares, for such slate of directors as the shareholder chooses. This method of voting for directors will be utilized at the next annual meeting of shareholders, currently planned for January of 1999, and in all other elections of directors by shareholders held hereafter.
         (b) The by-laws of IRD provided for the indemnification of a director or officer against reasonable expenses incurred in connection with the defense of any litigation to which he was a party because of his status as a present or past director or officer, provided that he had no right to reimbursement in relation to matters as to which he had been adjudged liable to the Company for negligence or misconduct in the performance of his duties. The Charter of AmeriStar provides that a director or officer shall not be personally liable to the corporation or its shareholders for monetary damage, or related litigation expenses, for breach of fiduciary duty, except for any breach of the director's or officer's duty of loyalty to the corporation or its shareholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or under Section 48-18-304 of the Tennessee Business Corporation Act, pertaining to unlawful distribution of corporate funds.

         3.) Acquisition of "AmeriStar Worldwide Entertainment Corporation." The shareholders approved the acquisition of AmeriStar Worldwide
Entertainment Corp. ("AWEC"), formerly known as Growth Strategies, Inc., a Nevada corporation, pursuant to an agreement dated September 29, 1997 between IRD and Park Investments Limited ("Park"), the sole shareholder of AWEC. 1,015,725 votes were cast in favor of the acquisition, 34 votes were cast against, and there were 584 votes abstaining. There were 654,811 broker non-votes. As the result of the shareholders' approval, the acquisition became effective December 9, 1997. AWEC had in turn acquired the rights to its name, and other tangible and intangible assets and relationships, including a distributor network comprised of approximately 8,500 distributors, nationwide, from a company named AmeriStar Worldwide Entertainment, Inc. ("AWEI") in August, 1997.
         The terms of the acquisition by IRD (now AmeriStar) of AWEC, which was approved by the shareholders, provided for the issuance by IRD of 340,000 shares of its stock to Park and 60,000 shares to one Samuel B. Watson, who was the chief executive officer of AWEI prior to its acquisition by AWEC, and thereafter of AWEC. Additionally, AmeriStar is obligated to issue 2,550 shares to Park and 450 shares to Samuel B. Watson for each $1,000 of after-tax profit earned by AWEC in excess of $1,000,000 during each of the calendar years 1998 and 1999. AmeriStar is also obligated to pay to Park a royalty of 2 1/2% of net sales revenue of AWEC on and after September 1, 1997.

         Samuel B. Watson continues, at the present time, as President and Chief Executive Officer of AWEC, and is also Secretary and a director of AmeriStar.

         4. Appointment of La Voie, Clark, Charvoz & May, P.C.
         The shareholders appointed La Voie, Clark, Charvoz & May, P.C. as the accountants to audit the financial statements of AmeriStar for the fiscal year next ending after June 30, 1997. There were 1,381,109 votes in favor, 34 votes against, and 3,484 votes abstaining. There were 196,764 broker non-votes.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are attached:

         EX-3.1. Articles of Incorporation of AmeriStar International Holdings Corporation.

         Ex-3.2.  By-Laws of AmeriStar International Holdings Corporation.

         EX-27.   Financial Data Schedule (for SEC use only).

         No Forms 8-K were filed during the quarter.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             AMERISTAR INTERNATIONAL HOLDINGS CORPORATION


                              By              s/ Samuel B. Watson
                                ----------------------------------------
                                Samuel B. Watson, Secretary and a Director

                              By              s/ Barry Miller
                                -------------------------------------------
                                Barry Miller, Chief Financial Officer

Date: February 23, 1998