Form 10QSB
period 1998-03-31
AMERISTAR INTERNATIONAL HOLDINGS CORP
filed 1998-05-15
CIK 38483

                                   Form 10-QSB

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                 Quarterly Report Pursuant To Section 13 Of The
                         Securities Exchange Act of 1934

                   (For Quarterly Period ended March 31, 1998)

                           Commission File No. 1-6110



                  Ameristar International Holdings Corporation

                (Formerly International Resort Developers, Inc.)



               Tennessee                                    82-0291307
--------------------------------------             -----------------------------
        State of Incorporation                          I.R.S. Employer No.



   1801 West End Avenue, Suite 1110
         Nashville, Tennessee                                 37203
--------------------------------------             -----------------------------
     Address of Principal Office                             Zip Code



  Registrant's Telephone Number: 615-329-3300

  Number of outstanding shares:

  Class                                                         Outstanding
  -----                                                     As of March 31, 1998
                                                            --------------------
  Common Shares, with
  par value $0.10 per share                                      2,241,298

                                     PART I

Item 1.   Financial Statements

     See following pages.






















   The accompanying notes are an integral part of these financial statements.
                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                  Ameristar International Holdings Corporation

                        --------------------------------

                        Consolidated Financial Statements
                        March 31, 1998 and June 30, 1997
                                   (UNAUDITED)

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




         CONSOLIDATED BALANCE SHEETS............................................     5-6

         CONSOLIDATED STATEMENTS OF OPERATIONS..................................     7-8

         CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS EQUITY...................................................       9

         CONSOLIDATED STATEMENTS OF CASH FLOWS..................................   10-11

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................   12-23

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                    (Unaudited)
                                                                                  March 31, 1998         June 30, 1997
                                                                                ------------------     -----------------
         CURRENT ASSETS
         Cash                                                                    $          9,818       $           876
         Accounts receivable - related parties                                             70,035
         Inventory                                                                         44,503
         Prepaid expenses                                                                   6,305
         Accrued interest and other receivables                                            13,006                   300
                                                                                 ----------------       ---------------
              Total current assets                                                        143,667                 1,176
                                                                                 ----------------       ---------------

         PROPERTY AND EQUIPMENT
         Mining property (NOTE 3)                                                         250,430               250,430
         Furniture and equipment                                                          209,204
         Accumulated depreciation                                                         (12,830)
                                                                                 ----------------       ---------------
              Net property and equipment                                                  446,804               250,430
                                                                                 ----------------       ---------------

         OTHER ASSETS
         Land, purchase rights and concessions and related (NOTE 2)
              capitalized costs and improvements                                        3,367,062             6,180,764
         Long-term notes and advances receivable (NOTE 12)                                400,000
         Goodwill, net of accumulated amortization                                        772,698
         Investment in unconsolidated companies                                            10,000                10,000
                                                                                 ----------------       ---------------
                                                                                        4,549,760             6,190,764
                                                                                 ----------------       ---------------

                                                                                 $      5,140,231       $     6,442,370
                                                                                 ================       ===============


















    The accompanying notes are an integral part of these financial statements

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    (Unaudited)
                                                                                  March 31, 1998         June 30, 1997
                                                                                ------------------     -----------------
         CURRENT LIABILITIES
         Current debt                                                            $         10,000       $     1,861,799
         Accounts payable                                                                 158,451                53,914
         Accrued payroll and related taxes                                                 28,784               121,575
         Override royalty and interest payable                                             13,325               138,463
         Loans payable - Doggart Trading, Ltd. and Hugh Downey                             41,900             1,138,685
         (NOTE 4)
                                                                                 ----------------       ---------------
            Total Current Liabilities                                                     252,460             3,314,436
                                                                                 ----------------       ---------------

         LONG TERM DEBT (NOTE 13)                                                         500,000
         DEFERRED GAIN - RESTRUCTURING DEBT (NOTE 5)                                      500,000
         MINORITY INTEREST IN SUBSIDIARY (NOTE 6)                                         284,183               284,183
                                                                                 ----------------       ---------------

         COMMITMENTS AND CONTINGENCIES (NOTE 10)
         STOCKHOLDERS' EQUITY -after giving retroactive
            1:30 reverse stock split (see NOTE 1)
           Common Stock, $.10 par value, 100,000,000 shares
            authorized, 2,241,298 issued for December
            1997 and 1,841,298 issued for June 1997                                       224,129               184,129
           Additional paid in capital                                                   7,638,158             7,478,158
           Less shares of common stock held
         in Treasury-at cost;
            267 share for 1997, 1996 and 1995                                              (2,895)               (2,895)
                                                                                 ----------------       ---------------


                    Retained Deficit                                                   (4,255,804)           (4,815,641)
                                                                                 ----------------       ---------------

                      Total Stockholders' Equity                                        3,603,588             2,843,751
                                                                                 ----------------       ---------------
                                                                                 $      5,140,231       $     6,442,370
                                                                                 ================       ===============
















    The accompanying notes are an integral part of these financial statements

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                       For the Nine Months Ended March 31



                                                                                       1998                   1997
                                                                                 ----------------       ---------------
         REVENUES
         Sale of Real Estate Development - Ensenada (NOTE 12)                    $      5,150,000       $
         Sales - Ameristar                                                                242,251
                                                                                 ----------------
             Total revenues                                                             5,392,251

         COST OF REVENUES
         Cost of developing Real Estate - Ensenada                                      3,451,964
         Cost of sales - Ameristar                                                        223,701
                                                                                 ----------------
                                                                                        3,675,665

         GROSS PROFIT                                                                   1,716,586

         OPERATING EXPENSES
         Real estate acquisition overhead and administrative expenses                                           208,144
         Selling - Ameristar                                                              270,654
         General & Administrative                                                         517,228               377,891
                                                                                 ----------------       ---------------
         Total Operating Expenses                                                         787,882               586,035
                                                                                 ----------------       ---------------

         INCOME (LOSS) FROM CONTINUING OPERATIONS                                         928,704              (586,035)
                                                                                 ----------------       ---------------

         OTHER INCOME (EXPENSE)
         Interest income                                                                   22,184
                                                                                 ----------------       ---------------

         EXTRAORDINARY ITEMS
         Discount and Commissions Paid on ICTSI Note Receivable (NOTE 12)                 391,051
                                                                                 ----------------       ---------------

         INCOME (LOSS) BEFORE INCOME TAXES                                                559,837

         PROVISION (CREDIT) FOR INCOME TAXES (NOTE 5)
                                                                                 ----------------

         INCOME (LOSS) FROM CONTINUING OPERATIONS                                         559,837




                                                                                                        ---------------

         NET INCOME (LOSS)                                                       $        559,837       $      (586,035)
                                                                                 ================       ===============

         WEIGHTED AVERAGE SHARES OUTSTANDING                                            2,019,075
                                                                                 ================

         INCOME (LOSS) FROM CONTINUING OPERATIONS
             PER SHARE                                                           $            .28       $           NIL
                                                                                 ================       ===============

         NET INCOME (LOSS) PER SHARE                                             $            .28       $           NIL
                                                                                 ================       ===============




    The accompanying notes are an integral part of these financial statements

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                       For The Three Months Ended March 31



                                                                                       1998                   1997
                                                                                 ----------------       ---------------
         REVENUES
         Sales - Ameristar                                                       $        132,043       $

         COST OF REVENUES
         Cost of sales - Ameristar                                                        196,168

                                                                                 ----------------       ---------------
         GROSS PROFIT                                                                     (64,125

         OPERATING EXPENSES
         Real estate acquisition overhead and administrative expenses                                            57,437
         Selling - Ameristar                                                              174,522
         General and administrative                                                       271,050                60,429

         Total Operating Expenses                                                         445,572               117,866
                                                                                 ----------------       ---------------
         LOSS FROM CONTINUING OPERATIONS                                                 (509,697)             (117,866)
                                                                                 ================       ===============

         OTHER INCOME (EXPENSES)
         Interest income                                                                    1,210

         EXTRAORDINARY ITEMS

         Discount given and Commissions Paid on ICTSI Note                                391,051
           Receivable (NOTE 13)

                                                                                 ----------------       ===============

         LOSS BEFORE INCOME TAXES                                                        (899,538)             (117,866)
         PROVISION (CREDIT) FOR INCOME TAXES (NOTE 5)
                                                                                 ----------------       ---------------


         NET INCOME LOSS                                                         $       (899,538)      $      (117,866)
                                                                                 ================       ===============
         WEIGHTED SHARES OUTSTANDING                                                    2,244,298                   NIL

                                                                                 ================       ===============
         NET LOSS PER SHARE                                                      $           (.40)      $           NIL
                                                                                 ================       ===============

















    The accompanying notes are an integral part of these financial statements

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     From July 1, 1995 through March 31,1998


                                                                                             Common          Stock
                                                                                           --------------------------
                                                     Per                                     Paid in        Earnings
                                                     Share      Shares         Amount        Capital       (Deficit)
                                                    -----------------------------------------------------------------
  BALANCE, JUNE 30, 1995                                      49,439,021    $ 4,943,902    $ 1,313,439    $(3,029,072)
Shares subscribed but unissued at June 30, 1996
  related to advances from Doggart Trading, Ltd.
  for use in real estate development and operations   1.00       235,286         23,529        211,757
Shares issued for payment of advances payable
  to Doggart Trading, Ltd.                            1.00       774,700         77,470        697,230
Shares subscribed for acquisition of 45% of
Ensenada
  concession rights                                    .50       720,000         72,000        288,000
Shares issued for acquisition of Langer                        4,000,000        400,000      3,600,000
  Holding, Ltd. (NOTE 2)
Adjustment to reflect excess of contract purchase
  price over Transferor's cost (NOTE 2)                       (4,000,000)                   (4,000,000)
Net loss for the year ended June 30, 1996                                                                  (1,080,885)
                                                             -----------    -----------    -----------    -----------
  BALANCE, JUNE 30, 1996                                      55,169,007      5,516,901      2,110,426     (4,109,957)

Shares subscribed but unissued at June 30, 1997
  related to $394,960 of advances from Doggart
  Trading, Ltd. for use in development of the
  Ensenada project                                     .50       789,920         78,992        315,968
Recision of shares subscribed for acquisition
  of 45% of Ensenada concession rights
  due to renegotiations (NOTE 2)                                (720,000)       (72,000)      (288,000)
One for thirty reverse stock split approved
  May 12, 1997 (NOTE 1)                                      (53,397,629)    (5,339,764)    (5,339,764)
Net loss for the year ended June 30, 1997
  BALANCE JUNE 30, 1997                                        1,841,298        184,129      7,478,158     (4,815,641)
                                                             -----------    -----------    -----------    -----------

Shares issued in Ameristar acquisition                 .50       400,000         40,000        160,000
Net income for the nine months ended
  March 31, 1998 - Unaudited                                                                                  559,837
                                                             -----------    -----------    -----------    -----------

  BALANCE, MARCH 31, 1998                                      2,241,298    $   224,129    $ 7,638,158    $(4,255,804)









    The accompanying notes are an integral part of these financial statements

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       For The Nine Months Ended March 31



                                                                                       1997                   1996
                                                                                 ----------------       ---------------
         OPERATING ACTIVITIES:
         Net income (loss)                                                       $        559,837       $      (586,635)
         Adjustments to reconcile net income to net cash:
           provided by operating activities:
           Depreciation, depletion, amortization
           & valuation allowance                                                           68,022
         Change in assets and liabilities:
           Increase in accounts receivable                                                (70,035)                 (579)
           Increase in inventory                                                          (44,503)
           Increase in accrued interest, prepaid and other                                (19,011)
           Increase in accounts payable and
             accrued expenses                                                              11,746               177,084
           Decrease in interest payable                                                  (125,138)
                                                                                 ----------------       ---------------

           Net cash provided by (used for) operating activities                           380,918              (410,130)
                                                                                 ----------------       ---------------

         INVESTING ACTIVITIES:
         Proceeds from sale of real estate, net                                         3,451,964
         Decrease in long-term notes                                                     (377,147)
         Capitalized real estate predevelopment costs                                    (613,262)
         Net assets of Ameristar acquired for cash                                       (882,552)
         Purchase of property and equipment                                                (2,395)
                                                                                 ----------------       ---------------

           Net cash (used) provided by investing activities                             1,576,608              (774,579)
                                                                                 ----------------       ---------------

         FINANCING ACTIVITIES:
         Additions to debt:
           Short Term                                                                                           752,452
           Proceeds from Stock Subscribed                                                                       394,960
           Long term (including deferred gain on restructuring)                         1,000,000
         Payments on debt:
           Short term                                                                  (2,976,144)
         Proceeds for stock subscribed
                                                                                 ----------------       ---------------

           Net cash provided by (used for) financing activities                        (1,976,144)            1,147,412
                                                                                 ----------------       ---------------

         NET INCREASE (DECREASE) IN CASH                                                  (18,618)              (37,297)

         CASH AT BEGINNING OF PERIOD                                                          876                38,173
                                                                                 ----------------       ---------------

         CASH AT END OF PERIOD                                                   $        (17,742)      $           876
                                                                                 ================       ===============

         Taxes paid during the period                                            $              0       $             0
                                                                                 ================       ===============

         Interest paid during the period                                         $        155,992       $             0
                                                                                 ================       ===============

    The accompanying notes are an integral part of these financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the periods ended June 30, 1997 and March 31, 1998

Supplemental Schedules of Non-Cash Activities:

In fiscal year ended June 30, 1997, the Company issued 2,000,000 shares, at $1.00 per share to retire $1,225,300 of subscription from the prior year and to retire $774,700 in advances payable to Doggart Trading, Ltd. for 1996. The Company also subscribed 235,286 shares to retire $235,286 in advances from Doggart Trading, Ltd. related to Mexico real estate development costs.

In fiscal year ended June 30, 1996 the Company issued 720,000 shares, at $.50 per share, as part of an acquisition agreement to acquire concession rights in Ensenada (NOTE 2).

In June 1996, the Company issued 4,000,000 shares as part of the original acquisition agreement for the Playas Palmeras property (NOTE 2). Since the original transaction was treated as a reverse acquisition, the value of these shares issued is limited to the transferor's cost which was recorded in 1994. Accordingly, the shares were issued at no additional book value to the Company.

On May 12, 1997, the shareholders approved a one for thirty reverse stock split resulting in a decrease in common stock and increase in paid in capital of $5,339,763.

During June 1997, the Company subscribed for issuance of 789,920 shares, at $.50 per share, to retire advances of $394,960 payable to Doggart Trading, Ltd. for 1997.

During June 1997, the Company completed a renegotiation with sellers of 45% of the Ensenada project to pay the acquisition price of $360,000 in cash rather than with the Company's stock as previously agreed. This resulted in an increase in current liabilities and a reduction of shareholders equity of $360,000.

On December 9, 1997 the shareholders approved an acquisition of the assets of Growth Strategies, Inc. (GSI) (dba Ameristar Worldwide Entertainment) for 400,000 shares of IRD common stock (valued at $.50 per share) and $882,552 in cash, including advances. The asset allocation of $1,082,552 (disclosed in NOTE
1) is inclusive of both the cash and value of the shares issued.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Organization - The Company was incorporated in the State of Idaho on August 12, 1968 as Fourth of July Silver, Inc., and changed its name on August 8, 1983 to International Basic Resources, Inc. At this time the company was engaged in mining and development of basic metals and other natural resources. From August 1983 to May 1996, the Company acquired land holdings, oil and gas leases and a pipeline gathering facility. In April 1994, the Company elected to pursue real estate acquisition and development in addition to its oil and gas and mining operations. In May 1996, the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to the sale, the Company had no operations and was focusing solely on real estate development. During 1997, the Company changed its name from International Basic Resources, Inc. to International Resort Developers, Inc.. During July, 1997 the Company closed the sale of its Ensenada Project with a third party for a gross sales price of $5,150,000. During December 1997, the Company completed its acquisition of Growth Strategies, Inc. (GSI), which subsequently changed its name to Ameristar Worldwide Entertainment Corporation (AWEC), as discussed further in this note.

Principles of Consolidation - The consolidated statements include the accounts AmeriStar International Holdings Corp. and subsidiaries (Carson Industries Corporation, Texas NGPP, Inc., and Langer Holdings, Ltd. and Playas Palmeras, S.A. de C.V., AmeriStar Worldwide Entertainment Corp.). All significant intercompany accounts and transactions are eliminated.

Receivables - The Company expects to collect the full amount of its receivables. There is no allowance for uncollectible accounts as of March 31,1998.

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; major additions and betterments are capitalized. Cost of maintenance and repairs, which do not improve or extend the life of the associated assets, are expensed currently. When there is a disposition of property, equipment, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in net income. Depletion is computed using the unit-of-production method.

Exploration Cost - The Company uses the successful efforts method of accounting, whereby development cost, whether productive or nonproductive, is capitalized and amortized using the unit-of-production method. All geological and geophysical cost is expensed as incurred, and all exploratory drilling costs are initially capitalized, and the cost of an unsuccessful well is charged to the expense when it is determined to be nonproductive.

Evaluation of Impairment of Mining Properties Proved oil and gas:
The Company periodically assesses the potential impairment of its proved oil and gas properties by comparing the net capitalized cost to projected undiscounted future net cash flows. The excess of net capitalized cost over projected undiscounted future net cash flows is adjusted as a charge to current operations through a valuation allowance offset to the respective assets.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Mining Properties:
Exploration, acquisition and development costs of mining properties are capitalized for properties with potential viable mineral reserves sufficient to economically recover the capitalized costs. Exploration costs incurred, which do not lead to the discovery of potential viable general reserves, are expensed. When production is commenced, capitalized costs are depleted using the units of production method. Net undepleted capitalized costs are compared to future undiscounted net cash flows in evaluating impairment. If impairment has occurred, a charge is made to operations through a valuation allowance offset to the respective assets. There are currently no mining assets under development or production.

Capitalized Real Estate Acquisition and Development Costs - Payments made by the Company to obtain an option to acquire real estate are capitalized as incurred. All other cost that is specifically identified with a project or property is capitalized unless the acquisition or future development of the project is, or becomes, improbable. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Indirect costs that do not clearly relate to project acquisition or development, including general and administrative expenses, are charged to expense as incurred.

Net Income Per Share - Earnings per share is computed using the weighted average number of common shares outstanding during each period. Outstanding common stock equivalents, consisting of shares under option and outstanding warrants, do not have a significant dilutive effect on earnings per share. Any shares subscribed but unissued at year end are included in the weighted average number of shares outstanding, for purposes of computing earnings per share. On May 12, 1997 the shareholders approved a one for thirty reverse stock split. Earnings per share computations have been retroactively computed giving effect for this event.

Activities of Real Estate Segment - As discussed in NOTE 2, the Company's stock ownership has changed significantly during March 1994. Since April 1994 the Company has been in related real estate acquisition and development activities through its wholly owned subsidiary Langer Holdings, Ltd.. Operations related to real estate activities are as follows:

The Company has undertaken acquisition and development of the Playas Palmeras and Bucaneros Properties discussed in NOTE 2. The Company also incurred predevelopment costs associated with certain properties in the Yucatan and Campeche area of Mexico, which it intended to jointly develop with DSC, S.A. de C.V. (DSC) during 1995. During 1996, these projects were abandoned, and the related capitalized predevelopment costs of $303,514 were expensed.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to build and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico.

In May 1996, the Company sold all of its oil and gas leases and related pipeline gathering facilities. Subsequent to this sale the Company had no oil and gas operations and focused solely on the real estate development. During August 1997, the Company sold all of its rights to develop and operate its Ensenada project to an unrelated third party for $5,150,000 (NOTE 2).

Statement of Cash Flows - For purpose of this statement of cash flows, the Company considers all highly liquid instruments with an initial maturity of three months or less, to be cash equivalents. The Company had no cash equivalents at March 31, 1998, June 30, 1997 or June 30, 1996.

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

Reverse Stock Split - On May 12, 1997 the Company's shareholders approved a one for thirty stock split. The notes to financial statements related to periods prior to this action have not been retroactively restated to reflect the effect of this change.

Acquisition of the Net Assets of Growth Strategies, Inc. - On December 9, 1997, the shareholders approved the purchase of the net assets of Growth Strategies, Inc. (dba Ameristar Worldwide Entertainment) for 400,000 shares of IRD common stock at $.50 per share, and $882,552 cash including advances. The cost was allocated to the purchase assets as follows:

         Current Assets, including $23,484 cash                                    139,889
         Property and Equipment                                                    204,593
         Goodwill                                                                  827,890
                                                                                ----------
         Total assets                                                           $1,172,372
                                                                                ==========

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Acquisition of Net Assets and Advances to Growth Strategies, Inc.

         Current Liabilities                                                    $    66,337
         Cash Investment and Advances from IRD                                      906,035
         Common Stock Issued                                                        200,000
                                                                                -----------
         Total Liabilities Assumed and Stock Issued                             $ 1,172,372
                                                                                -----------


NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE

During March 1994, the Company entered into an acquisition agreement with Doggart Trading, LTD, a Grand Cayman, B.W.I. Corporation (Doggart), to acquire its 100% interest in Langer Holdings, LTD. (Langer), and the Langer 99% owned subsidiary, Playas Palmeras, S.A de C.V. (Playas) in exchange, for 33,000,000 common shares of the Company being issued to the shareholders of Doggart. The agreement also included a commitment to issue an additional 4,000,000 shares of the Company when the Board of Directors approves an increase in the authorized shares of the Company in an equal or greater amount. In June 1997, the authorized shares were increased and the additional shares were issued.

Playas is a Mexican corporation which now owns fee simple title to three parcels of land situated within the Municipality of Champoton, State of Campeche, Yucatan Peninsula, Mexico. The Company acquired directly the additional 1% interest in Playas at the date of closing. The property held by Playas is described as approximately 13.75 miles of unimproved beach property located along the Gulf of Mexico.

The Company's obligation, under its acquisition agreement with Doggart to issue 33,000,000 shares as above referenced, was conditioned upon the obligation of Doggart to obtain and furnish to the Company an appraisal of the property indicating appraised value of no less than $10,000,000 U.S. dollars. Since the transaction resulted in the shareholders of the transferor (Doggart) receiving approximately 71% of the shares of the Company as consideration, the transaction is considered to be a reverse acquisition. Accordingly, the Playas land is valued at the transferor's cost, which at June 30, 1994 was $80,321.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 2--LAND HELD FOR DEVELOPMENT AND RESALE (CON'T)

During May 1995, the Company purchased the acquisition right to approximately
3.75 miles of contiguous unimproved beach property known as Los Bucaneros. The Company assumed the seller's underlying debt of $1,050,000 and issued 3,000,000 shares of stock at $.67 per share for a total acquisition price of $3,050,000. During May 1995, the Company paid $50,000 for the matured portion of the note payable assumed. The balance of $1,000,000 was payable on May 24, 1998. In March 1998, the Company renegotiated the debt as follows: A newly agreed sales price of $650,000 (Six Hundred Fifty Thousand United States Dollars) paid as follows:
$150,000 (One Hundred Fifty Thousand United States Dollars) paid upon execution of this agreement. Balance of $500,000 (Five Hundred Thousand United States Dollars) divided equally between two notes, to be paid within a 3 year term. The note shall bear interest at 9% per annum payable quarterly in the arrears. First payment of interest shall be due on or before October 1, 1998, and thereafter at the end of each successive quarter until the outstanding note has been paid in full. Principal of the note, $500,000 (Five Hundred Thousand United States Dollars) shall be payable as follows: 10% of the net cash income from the sale of the first 80 (Eighty) lots of Playas Palmeras, 20% net cash income of all the remaining lots until the balance has been paid in full. As additional collateral, the Company has pledged the entire property, including the Playas property under a mortgage agreement, as well as placed the outstanding shares of Playas in trust (NOTE 5).

On December 14, 1995, the Company entered into an agreement to effectively acquire the concession rights to develop and operate a cruise ship terminal and marina village at the harbor in Ensenada, Baja California, Mexico. The acquisition price was $854,000 which the Company agreed to pay with subscribed shares of stock for $360,000 at $.50 per share and an obligation to pay the balance of $494,000 in cash or with shares at the option of the sellers. The sellers exercised their right to receive cash, and agreed to be paid in 12 (Twelve) equal installments starting April 1, 1997, plus interest at 8% (NOTE
5). These payment terms were renegotiated with the sellers and the Company during June 1997. The new terms called for all $854,000, plus accrued interest from the date of sale, to be paid in cash. During August 1997, subsequent to the sale of the Ensenada project by the Company, this obligation was paid by the Company including accrued interest of $91,903.

               AMERISTAR INTERNATIONAL HOLDINGS CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 3--MINING PROPERTY

The mining property consists of:

a) A contiguous group of twenty-one (21) unpatented mining claims situated in the St. Joe Mining District, Shoshone County, Idaho;

b) Multi-year leasehold interest on the Daddy Lode mining claims, and ownership of the Mother Lode patented mining claims, situated in the Summit Mining District, Shoshone County, State of Idaho, together with fee ownership of certain unpateneted mining claims contiguous to the Mother Lode property, all of which are of interest to the Company for purported gold potential. In May 1989, the Company executed a lease/joint venture contract with Newmont Exploration Company for the entire Mother Lode and Daddy Lode group of patented and unpatented mining claims in Shoshone County, Idaho. Newmont subsequently reassigned all the Mother Lode and Daddy Lode group properties to the Company. The Company started to develop the vein found by Newmont in June 1990, by contracting General Mine Services Corp. to work on this property. Work has since been suspended on this property until additional funding for development can be obtained.

NOTE 4--RELATED PARTY TRANSACTIONS

As discussed in NOTE 2, the Company purchased certain undeveloped real estate in Mexico from Doggart with approximately 71% of its common stock in June, 1994. Doggart had advanced the Company $150,000 by June 30, 1994, with interest at 7%, payable December 1994. During September 1994, Doggart agreed to convert this debt of the Company into common shares at $1 per share. During the year ended June 30, 1995 Doggart advanced an additional $1,290,300 and received 205,373 shares to retire $200,000 of advances plus accrued interest of $5,373. During the year ended June 30, 1996 additional shares totaling 1,225,300 and 774,700 have been issued at $1.00 per share to retire $2,000,000 in advances. At June 30, 1996 shares totaling 235,286 have been subscribed at $1 per share to retire an additional $235,286 in advances. During 1997 an additional 789,920 shares were subscribed at $.50 per share to retire $394,960 in advances during 1997.

NOTE 5--PROVISION (CREDIT) FOR INCOME TAX

The Company does not file a consolidated income tax return. Each corporation in the group files a separate return. Thus the tax benefits from net operating loss deductions and general business credit carryovers are limited to the separate returns of the respective corporations.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 6--MINORITY INTEREST IN SUBSIDIARY

The minority interest in subsidiary represents interests of outsiders (29.66%) in the stock of Carson Industries Corporation.

NOTE 7--INVESTMENT IN UNCONSOLIDATED COMPANIES

The Company owns 100 shares of Investmark stock. The investment in this unconsolidated company is presented by the Company at a cost of $10,000.

NOTE 8--ARTICLES OF INCORPORATION AMENDED

On March 22, 1993 the Company's articles of incorporation were amended to increase the authorized capitol of the Company from 20,000,000 to 50,000,000 common shares, par value $.10 per share, with rights and privileges of the common shares remaining the same. On January 8, 1996 the Company again amended its Articles of Incorporation to increase the authorized capital of the Company from 50,000,000 to 100,000,000 common shares.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



NOTE 9--EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN

                                                                3/31/98               6/30/97                6/30/96
                     Principal Position                       Salary-Fees           Salary-Fees           Salary-Fees
         ------------------------------------------------------------------------------------------------------------
         M.K. Miller - Past Chairman                           $     --              $     --              $ 16,000
         Alton E. Jones - Past President/Chairman                    --               147,400               186,000
         Nigel Spinks - Consultant and Director                   4,000                    --                    --
         David Lawrence Director                                 54,574                48,000                13,500
         Steven Barker -                                             --                60,000                47,000
         Vice-President/Ensenada Cruiseport
         Village
         Francis Cobb - Past Secretary                               --                39,050               106,000
         Sam Watson - Secretary and Director                     59,000                    --                    --
         Donald Spears - Director                                    --                    --                    --
         Pieter G.K. Oosthuizen - Chairman and                   25,335
         Director

In addition to the compensation presented above, on April 19, 1996 the Company adopted the International Basic Resources, Inc. 1996 Incentive Stock Option Plan, whereby the Company reserved 10,000,000 shares of its common stock for use in granting stock options to officers and key employees.

At that same date options to acquire were granted as follows:

                                      Number of
                                     Shares Under     Exercise Price     Date Option     Option Exercised
            Recipient                   Option          Per Share          Expires            To Date
         ------------------------------------------------------------------------------------------------
         Alton E. Jones                3,000,000        $ .0359           04/18/2006           None
         Francis H. Cobb               1,500,000        $ .0359           04/18/2006           None
         Stephen Barker                  750,000        $ .0359           04/18/2006           None


The option price of $0.359 was determined based upon the NASDAQ trading share price at the date the options were granted. As part of their employment termination agreements with the Company, all of the above employees agreed to relinquish their options to acquire stock. Accordingly, at June 30, 1997 there were no outstanding granted options to acquire the Company's stock.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 1998



            NOTE 10--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company concluded its litigation related to the 1,000,000 shares issued to Advanced Capital Services Corporation on August 21, 1995. The Company received a default judgment against Advanced Capital, which rescinded the issuance of the shares and authorized the Company to seek further monetary damages at its discretion.

The Company and its former officers had been named in a lawsuit, which alleged violations of federal securities laws related to the Advanced Capital Services transactions discussed above. On April 24, 1998 in federal court at Couer D'Alene, Idaho the judge dismissed the charges against the former officers and directors with the exception of the Estate of M.K. Miller. However, the claims remain pending in state court. The Company and M.K. Miller were found liable by the trial jury and damages of approximately $690,000 were awarded to the plaintiffs. The Directors have instructed its trial attorney to appeal the verdict.

The Company has been named in a civil action regarding claimed fraudulent inducements offered to the plaintiffs by the Company and its officers, to acquire shares of the Company. The plaintiffs claim damages of $1.5 million. The plaintiffs have filed suit, but no other significant discovery or legal evaluation has been performed. The Company's counsel is unable to indicate the likelihood of an outcome at this time. Management does not, however, believe that the Company is liable to the plaintiffs in any material respect and intends vigorously to defend this action.

The Company is in a dispute with two firms claiming to have provided services to the Company totaling $242,000. These are unasserted claims that the Company has not included in expenses or as a liability on its financial statements. Management does not believe that these amounts are properly due and owing, and intends vigorously to defend its position if lawsuits are filed.

During the year ended June 30, 1996, Doggart agreed to convert the current debt of the Company to Doggart into common shares at $1 per share and at $.50 per share for 1997. As of June 30, 1996, 235,286 shares of the Company's stock were subscribed for this purpose, and as of June 30,1997, an additional 789,920 of its stock were subscribed to retire $394,960 of advances from Doggart during 1997.

The Company incurred net losses of $705,684, $1,080,885 and $2,206,902 for the years ended June 30, 1997, 1996 and 1995 respectively. At March 31, 1998, the Company's current liabilities exceed its current assets by $108,793.

                  AMERISTAR INTERNATIONAL HOLDINGS CORPORATION

                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                       For the period ended March 31, 1998

NOTE 11--COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
The Company has completed an acquisition of business assets from Growth Strategies, Inc. (GSI). These assets are primarily related to the sales, installation and distribution of satellite dishes, Internet access equipment, software, and various programming to residential customers. The Company anticipates generating cash flow and operating income from this new venture. In connection with this acquisition of GSI on December 9, 1997, the Company recorded $827,890 of goodwill based upon its future expectations of profitability. The Company has minimal current revenues or a consistent source of cash flows. The Company anticipates generating cash flow from development of productive operations of its GSI asset acquisition and development and resale of its land located in Campeche, Mexico. Both of these ventures are expected to require the Company to secure sources of working capital and long-term development capital. The Company did produce net cash flow of approximately $3,450,000 during August 1997 from the sale of its Ensenada project. Approximately $1,870,000 of these proceeds was used to pay short-term liabilities. At March 31, 1998, the Company's current liabilities exceed its current assets by approximately $108,793.

NOTE 12--LONG TERM NOTES AND ADVANCES RECEIVABLE

In connection with the sale of the Ensenada project, the Company received two notes receivable in the amounts of $800,000 payable on January 19, 1999, and $400,000 payable on July 19, 1999, bearing interest at 7.2%. The Company discounted the $800,000 note in January 1998 by accepting $615,000 as payment in full. The Company also paid a commission of $180,000 to a Mexican bank, and forgave $26,051 in interest due as part of the agreement. The total discount with commissions and interest write down was $391,051, which was reflected as an extraordinary item in the income statement.

NOTE 13--LONG TERM NOTES

Deed of Trust payable to Granjas Los Bucaneros to complete the acquisition of
3.75 miles of beachfront, which is contiguous to the Company's property known as Playas Palmeras (NOTE 2). During 1998, the Company renegotiated the debt as follows: $650,000 for the purchase, of which $150,000 was paid upon execution of the agreement, balance of $500,000 to be divided equally between two notes to be paid within a 3 year term. The note shall bear interest at 9% per annum payable quarterly in the arrears. The first payment shall be due on or before October 1, 1998, and thereafter at the end of each successive quarter until the outstanding note has been paid in full. The total principal of the notes, ($500,000) shall be payable as follows: 10% of the net cash income from the sale of the first 80 (Eighty) lots of Playas Palmeras, 20% net cash income of all remaining lots, until the balance has been paid in full. As additional security, Playas Palmeras S.A. has pledged all the property including Playas, under a mortgage agreement. Additionally, the stock of Playas Palmeras has been placed in trust. This transaction has been recorded in the financials by placing the entire $1,000,000 in long term debt, with $500,000 recorded as long term debt and the balance of $500,000 recorded as deferred gain.

Each time the Company reduces the principal debt by selling a lot, a like amount will be retired from deferred gain, and recorded as profit.

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Certain statements contained in this Quarterly Report, including, without limitation, statements containing the words "anticipates," "it is anticipated," "believes," "estimates," "hopeful," and "goal," and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those contained in forward looking statements, and readers are referred to the Company's Form 10-QSB for fiscal year ended June 30, 1997, and to the Company's Form 10-QSB for its fiscal quarter ended September 30, 1997 and December 31, 1997, and to this Report, for discussion of various factors which could cause such results to differ. Factors which could cause such results to differ include, without limitation, lack of delivery of product by Ameristar Worldwide Entertainment Corp.'s (AWEC's) suppliers for resale by AWEC, though its distributorship network; unwillingness of a supplier to enter into a distributorship arrangement with AWEC, or termination by a supplier of Ameristar's distributorship arrangement with said supplier; failure of AWEC's distributorship network to effectively market products; insufficiency of customer orders for products and/or services distributed by AWEC through its distributor network; or insufficient working capital to undertake contemplated operations, inclusive of the operations of AWEC or the development and resale of the Company's Mexican property interests.

     As reported in Part II, Item 4, following, at the annual meeting of shareholders of the Company, on December 9, 1997, the acquisition by the Company of the stock of Ameristar Worldwide Entertainment Corp. ("AWEC"), a Nevada corporation, was approved and became effective on that trade date. At the same meeting, the merger of the company into its wholly owned subsidiary, Ameristar International Holdings Corporation, a Tennessee corporation, was also approved. The merger was finalized, through filings with the appropriate state authorities, on January 22, 1998. From that date forward, the name of the Company is Ameristar International Holdings Corporation (hereafter referred to as "Ameristar"), the Company's state of incorporation is Tennessee, and each person who was a shareholder of International Resort Developers, Inc. (IRD), holds instead of his or her shares in IRD, the same number and par value of shares in Ameristar. The stock symbol of Ameristar on NASDAQ is "AIHC".

     AWEC had in turn acquired, on August 22, 1997, the rights to its name, and other tangible and intangible assets and relationships, including a nationwide distributor network comprised of approximately 8,500 home-based distributors, from a company named Ameristar Worldwide Entertainment, Inc. ("AWEI"). Based upon unaudited figures supplied to the Company, AWEC, as of September 30, 1997, had a stated book value of tangible and current assets, comprised of the assets it had acquired from AWEI, in the amount of $313,137 (including computer equipment and furniture with an approximate book value of $200,000, and inventory, receivable and other current assets with an approximate book value of $100,000) offset by current liabilities in the approximate amount of $50,000.

     The business which was conducted by AWEI, to which AWEC succeeded, was the resale to the residential market throughout the United States of satellite dishes for capturing television signals, and the earning of commissions on related video and audio programming subscribed to by the purchasers of said satellite dishes. AWEC conducts such business pursuant to a non-exclusive distributorship arrangement with Echostar Communications Corporation ("Echostar"), a manufacturer and distributor of satellite dishes and related programming. Echostar currently offers 170 channels to subscribers to its program network. It is anticipated that after March of 1998, when an additional satellite is active, Echostar will have the capability of broadcasting 500 channels; and the Company believes that Echostar will be the only Direct Broadcasting Service provider to offer local programming to the largest 20 U.S. cities.

     AWEC has distributed the Echostar products through its own network of "Independent Distributors". These distributors are home-based persons who have signed an "Independent Distributor" agreement with AWEC or its predecessor AWEI, and have paid to AWEC or its predecessor for an Independent Distributor kit or to enroll in AWEC's "Sales Director Leadership Training Bonus Program, " that includes the kit. These distributors earn commissions from AWEC for the products they distribute on behalf of AWEC. AWEC continues to add, and at the present time has over 9,000 Independent Distributors. Up until mid-January 1998, AWEC, as did AWEI before it, communicated weekly with its distributors through a weekly closed-circuit one-hour satellite slot purchased from Echostar, and utilized this broadcast to apprise its distributors of current products available for distribution, benefits of the products and selling strategies. AWEC is currently evaluating whether there are more cost-effective ways of communicating with its distributors in the foregoing regards.

     Pursuant to AWE's distributorship agreement with Echostar, AWEC purchases and resells satellite dishes; and, in addition, receives from Echostar an initial commission, and residual monthly commissions for a subscriber to Echostar's programming who has purchased a satellite dish through AWEC.

     Beginning November of 1997, Echostar was not able to deliver product to the Company because of a reported shortage of components. Echostar told the Company that product will be available, again, in April 1998, though the Company can give no assurances in said regard.

     In August of 1997, AWEC, prior to its acquisition by IRD, became an authorized agent of Unidial Incorporated ("Unidial") of Louisville, Kentucky, a nationwide provider of long distance telephone services, internet access, multimedia conference services and data networking, for the marketing, on a non-exclusive commission basis, of Unidial's services to small and medium size businesses and residential customers in the United States. The agent's agreement is for a term of two years, terminable at earlier time by Unidial for any material breach of the contract by AWEC, the failure of AWEC's account to aggregate $5,000 in monthly revenue after the sixth month of the distributorship agreement, or the failure of AWEC's accounts to aggregate $10,000 in monthly revenue after the twelfth month of the distributorship agreement. In March, the Company earned $1,700 in commissions (net of commissions to the Company's distributors) from its distributorship arrangement with Unidial, and is hopeful that its monthly revenues will increase to the $5,000 range.

     In January, 1998, AWEC entered into a non-exclusive remarketer agreement with WebSurfer, Inc. ("WebSurfer"), a Canadian company located in Markham, Canada, and a subsidiary of Batra Corp., a multi-national manufacturer of computer hardware equipment, for the purchase and resale by AWEC of the following WebSurfer product. WebSurfer has developed a product which, it reports, will enable the user to browse the internet through one's television set, utilizing a proprietary set-top box, to which can be connected to a printer, and also utilizing a hand-held wireless monitor and wireless keyboard. It is also reported that the system will enable a customer to utilize the internet to place telephone calls to a user who employs the same system. The Company intends to utilize its distributor network to market this system, and anticipates being able to realize a gross margin per system placed, net of commissions, to its distributors. The Company received approximately 100 of the systems in January and another 100 in February. The Company sold 100 systems immediately upon receipt but has since suspended marketing the product until all points of presence have been established (approximately 1,200), and the telephony feature is available. The arrangement is for a term of one year, renewable by either party, and terminable at an earlier time by WebSurfer for failure of the Company to meet its obligations under the agreement, inclusive of minimum purchase obligations of 500 units per month, to begin 120 days after internet telephony is operational, and increasing substantially thereafter.

     AWEC, in January of 1998, also entered into an agreement with SkyMall, Inc. whereby for a test period of 90 days, SkyMall, Inc. has agreed to a link from the AWEC home page to SkyMall's shopping lobby on the World Wide Web, and pay to AWEC a commission for customer purchases from SkyMall referred from AWEC's home page. SkyMall is the marketer of products to airline passengers through publications present on airlines and through the Internet.

     Ameristar Security Corporation, a wholly owned subsidiary of AWEC, completed negotiations with ADT Corporation and has signed a contract as an authorized dealer. AWEC is currently licensed in four states with applications submitted to 15 additional states. AWEC anticipates being licensed to sell security services in approximately 39 states. ADT Corporation is the world's largest manufacturer and supplier of home and business security systems. Management's goal is to reach a volume of 500 systems per month to residential customers, by 1998 year-end.

     It must be emphasized that the success of the Company in meeting its goals, in distributing products pursuant to the above-stated distributorship arrangements, and therefore its ability to operate profitably, is not only dependent upon customer orders, but also the availability of product to the Company for distribution. Consequently, no representations can be made as to whether the Company will be able to meet its goals. Customer acceptance also depends upon the viability of the product being distributed, and its competitive position to other products on the market or may come to market. Whereas management believes that WebSurfer, discussed above, is an exciting product, its workability, potential, and customer acceptance has yet to be proven.

     The reported revenues of AWEI, during the eighteen months it was in business, prior to the time of the sale of its assets to AWEC, from the sale of EchoStar product and the sign-up of its "Independent Distributors" were approximately $3,000,000; and AWEI's reported loss from operations over the previous 12 months approximately $1,000,000. Management believes that a principal contributor to a poor bottom line was that the Company did not have in place an appropriate credit card clearing arrangement to process high volumes of customer transactions. As of October 1997, management believes that such an arrangement is in place.

     As of March 31, 1998, the Company had advanced to AWEC $655,525, $400,000 of which was utilized by AWEC to satisfy a $400,000 note issued by AWEC in connection with its acquisition of AWEI's business, and the remainder of which was utilized to fund deficit operations of AWEC between the date of that acquisition and September 30, 1997. Between October 1, 1997 and December 31, 1997, the Company advanced to AWEC an additional approximate $300,000 to cover deficit operations for the second quarter ended December 31, 1997, and an additional $250,000 to cover deficit operations for the third quarter ended March 31, 1998.

     Management is hopeful that it will be able to become profitable in the next several months. The attainment of such profitability, in management's judgment, depends upon the resumption of delivery by EchoStar of shipments to the Company, and/or the ability of the Company to be successful in promoting and selling the products pursuant to its other distributorship arrangement discussed above. It is excited about the potential of these distributorships, although it can make no assurances with respect to their success.

     The Company continues to own substantial property interests in the State Of Campeche, Mexico, namely coastal properties, approximately 12 miles in length, constituting the "Palmeras","Irvine" and Bucaneros parcels, in the State of Campeche, Mexico, and intends to exploit the potential. These properties, acquired by the Company in 1994 and 1998, have been extensively discussed in previous Reports of the Company. Is the intention of the Company, dependent upon securing necessary capital to complete infrastructure (e.g. provision of water and electricity), to utilize the business of AWEC, including AWEC's home page on the World Wide Web, to market residential lots into which the Palmeras, Irving and Bucaneros parcels of the Company, in the State of Campeche, Mexico, are being subdivided.

     During the quarter ended March 31, 1998, the Company incurred a loss from continuing operations of $509,697 (and a net loss, after income from interest, of $899,538). Of this amount, approximately $131,118 is attributable to overhead administrative expenses not directly connected with the business of AWEC, namely legal and accounting, consulting, and officer and director fees and expenses of the Company. The balance of the loss, namely $378,579, reflects the business of AWEC for the period ending March 31. In as much as the acquisition of AWEC was not consummated until December 9, 1998, the operations of AWEC have been consolidated into the statements of the Company for the period ending March 31, 1998.

     The loss of AWEC for the period October 1, 1997 through March 31, 1998 was $903,584 (and between the date of the purchase of the business of AWEI by AWEC on August 22, 1997, and March 31, 1998 was $579,620). As indicated in the previous paragraph, most of this loss has not been reflected in the financial statements of the Company, which are included in this Report, since the acquisition of AWEC was not consummated until December 9, 1997.

     The accrued revenues of AWEC (from orders booked, though not necessarily shipped, and before costs of goods sold, including commissions to AWEC's distributors) declined from $176,000 in September, 1997 and $120,000 in October, 1997 to approximately $88,000 in each of the months of November and December, 1997 primarily reflective of the suspension of delivery of product from EchoStar. For the period from October to December 1997 the Company booked revenues of $64,000, compared to $12,195 for distributor sales kits and sales aids for the third quarter.

     Management is optimistic that AWEC will be able to operate on a break-even, and then profitable basis in the coming several months, dependent upon resumption of deliveries from EchoStar and/or its ability to be successful in exploiting the business opportunities and prospects from its relationships with WebSurfer, SkyMall, and ADT, discussed above.

     For the nine months period ending March 31, 1998, the Company's income from continuing operations was $928,704 compared with a loss of $586,035 for the comparable period of a year earlier. This income was the result of the recognition of revenues, in the quarter ending September 30, 1997, of $5,150,000 from the sale of Ensenada Cruiseport Village, S.A. de C.V., offset by costs of such revenues of $3,451,964, inclusive of the capitalized cost of the Ensenada project at June 30, 1997, and net of administrative expenses in that quarter of $58,835 (the $5,150,000 of revenues was received $3,950,000 in cash $800,000 in a note payable in January 1999, and $400,000 in a note payable in June, 1999). The net loss of the Company for the quarter ended March 31, 1998 was therefore $899,538, which is inclusive of the extraordinary items expensed ($391,051), as discussed in NOTE 13.

     Capital Resources

     As of March 31, 1998, as reported in the previous quarterly report, the total current assets of the Company were $143,667. These assets reflected the receipts by the Company of $3,950,000, in cash proceeds from the sale of the Ensenada concession, less the satisfaction of liabilities from that amount less the advance to AWEC. The current liabilities as of that date were $252,460. These liabilities included the following: $41,9000 owing to Doggart Trading Ltd., a shareholder in the Company, for advances which it has made to the Company for working capital.

     The deficit working capital position of the Company, as of December 31, 1997, namely $1,033,054, decreased to a deficit working capital position, of $108,793, as of March 31, 1998. This increase, in the amount of $924,261, is accounted for by the renegotiation of the debt on the Los Bucaneros property, plus the loss in operations of $899,530 by AWEC, of which $391,051 was the result of an extraordinary item.

     During the month of January 1998, the Company borrowed $25,000 from EuroBank Corporation, a financial institution in the Cayman Islands, to cover deficit cash needs during the first quarter of 1998. At the present time, the Company does not have in place a line of credit or other commitments from financial institutions, or from other sources of capital, to cover continued deficit operations, to satisfy current liabilities, or for other purposes. The ability of the Company to continue operations, including the operations of AWEC, the ability of the Company to complete its acquisitions of the Los Bucaneros property, and the ability of the Company to fulfill its intentions with respect to the subdivision and marketing of parcels from its Palmeras and Irvine parcels in Mexico, is therefore dependent upon the near-term ability of AWEC to undertake operations on a break-even or profitable basis, and the Company's ability to secure financing to cover any further deficits, to meet its current liabilities, to proceed with the acquisition of title to the Los Bucaneros property, and to complete infrastructure, and therefore successfully market its Palmeras and Irvine parcels. In the past, the Company has relied on advances from certain large shareholders to meet deficits. However, it has no commitments from shareholders as to such advances in the future.

     The current liabilities of the Company as of March 31,1998 are as follows:
$158,451 in accounts payable, comprising $28,784 of accrued payroll and related taxes of AWEC; and $41,900 payable to Doggart Trading, Ltd. During the quarter, the Company reduced its payable to Doggart, which was $82,105 as of September 30,1997, through a payment to Doggart. This payable represents advances from Doggart, during the fiscal year ended June 30, 1997, covering cash needs of the Company.

     In consideration of the Company's sale of Ensenada Cruiseport Village S.A. de C.V. in fiscal year ended June 30, 1997, the Company received in addition to $3,950,000 in cash proceeds, two notes, one for $800,000 payable in January 1999, and another note (subject to certain contingencies) for $400,000 payable in June 1999. The Company discounted the $800,000 note for net $615,000 with the maker.

     The Company's capitalized resources at September 30, 1997, attributable to its real property interests, included $3,050,000 as the Company's acquisition price for its Los Bucaneros Property in Campeche, Mexico, $80,321 as its acquisition cost of the 8.5 miles of adjoining coastal property represented by the Company's Palmeras and Irvine parcels, and $161,739 in additional capitalized costs associated with the Irvine and Palmeras parcels. (See Form 10-KSB for fiscal 1997). The acquisition cost of the Palmeras and Irvine parcels does not, in management's view, reflect a substantially higher actual value (See discussion in Form 10-KSB for fiscal 1997). Conversely, the book value of the Los Bucaneros Property is related to the value of stock issued by the Company for the right to acquire the property, and encumbrances burdening the property; and management does not represent that the current market value of the Los Bucaneros property equals the stated book value. The capitalized costs of the Company described above represent assets, which are illiquid, and do not represent currently realizable value.

     Management of the Company is entertaining the possibilities of offering mortgage and insurance products to its base of distributors.

                                     PART II

Item 1. Legal Proceedings

     The Company and its former officers were named in a lawsuit, which alleged violations of federal securities laws related to the Advanced Capital Services transactions discussed above. On April 24, 1998 in federal court at Couer D'Alene, Idaho the judge dismissed the charges against the former officers and directors, with the exception of M.K. Miller. However, the case remains pending in state court. The Company and M.K. Miller were found liable by the trial jury and damages of approximately $690,000 were awarded to the plaintiffs. The Directors have instructed its trial attorney to appeal the verdict. The Company is also party to lawsuits referred to in NOTE 10 on page 24.

Item 4. Submission of Matters to a Vote of Shareholders

     The annual meeting of shareholders of International Resort Developers, Inc. was held on December 9, 1997, in Nashville, Tennessee. The following transpired:

     1. Election of Directors. Pieter G.K. Oosthuizen, David Lawrence, Chris Millar, Donald M. Spears, and Samuel B. Watson were elected as the directors of the Company, to serve until the next annual meeting of the Company, or until their successors are elected and qualify. There are no other directors whose terms continued after the meeting. These directors were elected with the following votes cast in their favor and no votes cast for other persons, in opposition to their election, or withheld: Pieter Oosthuizen: 1,386,008 votes; David Lawrence: 1,386,008 votes; Chris Millar: 1,386,008 votes; Donald M.
Spears: 1,386,008 votes; and Samuel B. Watson: 1,386,008 votes. There were 197,232 broker non-votes. Since the time of the election, Chris Millar has resigned his directorship position, due to conflicting business responsibilities, and Nigel Spinks, a British solicitor (i.e. lawyer), has been appointed to fill that vacancy.

     2. Change of Name and Domicile of the Company. The shareholders approved the merger of IRD into its wholly owned Tennessee subsidiary, Ameristar International Holdings Corporation ("Ameristar"). 1,006,317 votes were cast in favor of the merger, 134 votes were cast against, and there were 584 votes abstaining. There were 654,811 broker non-votes. The merger became effective, through filings with appropriate state authorities, on January 22, 1998. Ameristar, until the effective date of the merger, was a subsidiary without substantial assets or liabilities. As the result of the merger, the assets and liabilities of IRD became the assets and liabilities of Ameristar, and the shareholders of IRD, as of the effective date of the merger, have become, instead, shareholders of Ameristar, a Tennessee corporation, with each such shareholder holding the same number and par value of shares in Ameristar as previously held in IRD.

     The Charter and By-laws of Ameristar are not materially different from the Charter and By-laws of IRD, except in the following respects:

     (a) Directors have previously been elected by cumulative voting, in which each shareholders is entitled to cast a number of votes equal to the number of his shares, multiplied by the number of directors being elected, with the right to distribute such number of votes among or between nominees in such proportion as the shareholder chooses. The Charter of Ameristar provides for the more traditional method of electing directors, pursuant to which each shareholder is entitled to cast a number of votes, equal to the number of his shares, for such slate of directors as the shareholder chooses. This method of voting for directors will be utilized at the next annual meeting of shareholders, currently planned for January of 1999, and in all other elections of directors by shareholders held hereafter.

     (b) The By-laws of IRD provided for the indemnification of a director or officer against reasonable expenses incurred in connection with the defense of any litigation, to which he was a party because of his status as a present or past director or officer, provided that he had no right to reimbursement in relation to matters as to which he had been adjusted liable to the Company for negligence or misconduct in the performance of his duties. The Charter of Ameristar provides that a director or officer shall not be personally liable to the corporation or its shareholders for monetary damage, or related litigation expenses, for breach of fiduciary duty, except for any breach of the director's or officer's duty of loyalty to the corporation to its shareholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or under Section 48-18-304 of the Tennessee Business Corporation Act, pertaining to unlawful distribution of corporate funds.

     3.) Acquisition of "Ameristar Worldwide Entertainment Corporation" The shareholders approved the acquisition of Ameristar Worldwide Entertainment Corp. ("AWEC"), formerly known as Growth Strategies Inc., a Nevada corporation, pursuant to an agreement dated September 29, 1997 between IRD and Park Investments Limited ("Park"), the sole shareholder of AWEC. 1,015,725 votes were cast in favor of the acquisition, 34 votes were cast against, and there were 584 votes abstaining. There were 654,811 broker non-votes. As the result of the shareholders' approval, the acquisition became effective December 9, 1997. AWEC had in turn acquired the rights to its name, and other tangible and intangible assets and relationship, including a distributor network comprised of approximately 8,500 distributors, nationwide, from a company named Ameristar Worldwide Entertainment, Inc. ("AWEI") in August, 1997.

     The terms of the acquisition by IRD (now Ameristar) of AWEC, which was approved by the shareholders, provided for the issuance by IRD of 340,000 shares of its stock to Park and 60,000 shares to one Samuel B. Watson, who was the Chief Executive Officer of AWEI prior to its acquisition by AWEC, and thereafter of AWEC. Additionally, Ameristar is obligated to issue 2,550 shares to Park and 450 shares to Samuel B. Watson for each $1,000 of after-tax profit earned by AWEC, in excess of $1,000,000, during each of the calendar years 1998 and 1999. Ameristar is also obligated to pay to Park a royalty of 2 1/2% of the net sales revenue of AWEC on and after September 1,1997.

     Samuel B. Watson continues, at the present time, as President and Chief Executive Officer of AWEC, and is also Secretary and a director of Ameristar.

     4. Appointment of La Voie, Clark, Charvos & May, P.C. The shareholders appointed La Voie, Clark, Charvos & May, P.C. as the accountants to audit the financial statements of Ameristar for the fiscal year next ending after June 30, 1998. There were 1,381,109 votes in favor, 34 votes against, and 3,484 votes abstaining. There were 196,764 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are attached:

Exhibit 2     Plan of Reorganization

Exhibit 3.1. Articles of Incorporation of Ameristar International Holdings Corporation

Exhibit 3.2.  By-laws of Ameristar International Holdings Corporation

Exhibit 27    Financial Data Schedule (for SEC use only)


              No Forms 8-K were filed during the quarter

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned hereunto duly authorized.

                           AMERISTAR INTERNATIONAL HOLDINGS CORPORATION


May 15, 1998                  By             s/Samuel B. Watson
                                ------------------------------------------------
                                      Samuel B. Watson, Secretary and a Director




May 15, 1998                  By             s/Michael L. Tubbs
                                ------------------------------------------------
                           Michael L. Tubbs, COO, Acting Chief Financial Officer